Form 10-Q
period 2020-09-30
Amesite Inc.
filed 2020-11-16
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-39553

AMESITE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3431717
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

607 Shelby Street Suite 700 PMB 214 Detroit, MI	48226
Address of Principal Executive Offices	Zip Code

(734) 876-8130

Registrant’s Telephone Number, Including Area Code

N/A

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	AMST	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There were 20,419,693 shares of the registrant’s common stock issued and outstanding as of November 13, 2020.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●

our artificial intelligence (AI)-driven learning platform’s ability to enable businesses, universities and K-12 schools to offer timely, improved popular courses and certification programs, without becoming software tech companies;

●	our planned online machine learning platform’s ability to result in opportunistic incremental revenue for colleges and universities, and improved ability to garner state funds due to increased retention and graduation rates through use of machine learning and natural language processing;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our learning platform;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Amesite Inc.

Condensed Financial Statements

September 30, 2020

Amesite Inc.

Amesite Inc.

Condensed Balance Sheets (unaudited)

	September 30, 2020	June 30, 2020
Assets
Current Assets
Cash and cash equivalents	$16,355,165	$4,093,874
Accounts receivable	276,750	61,120
Prepaid expenses and other current assets	145,569	227,274
Property and Equipment - Net	61,667	45,308
Capitalized Software - Net	1,321,813	1,277,097
Total assets	$18,160,964	$5,704,673

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$385,999	$112,053
Notes payable (Note 6)	-	2,025,600
Accrued and other current liabilities:
Accrued compensation	313,311	62,485
Deferred revenue	842,021	380,000
Other accrued liabilities	57,997	124,639
Total current liabilities	1,599,328	2,704,777
Stockholders’ Equity:
Common stock, $.0001 par value; 50,000,000 shares authorized; 20,359,692 and 16,231,820 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	1,996	1,583
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 or June 30, 2020	-	-
Additional paid-in capital	30,276,705	11,629,114
Accumulated deficit	(13,717,065)	(8,630,801)
Total stockholders’ equity	16,561,636	2,999,896
Total liabilities and stockholders’ equity	$18,160,964	$5,704,673

See notes to condensed financial statements.

Amesite Inc.

Condensed Statements of Operations (unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019
Net Revenue	$110,109	$7,700
Operating Expenses
General and administrative expenses	862,908	526,389
Technology and content development	467,763	261,686
Sales and marketing	251,884	175,089
Total operating expenses	1,582,555	963,164
Other Income (Expense)
Interest income	13	2,447
Interest expense (Note 6)	(3,613,831)	(80)
Total other income (expense)	(3,613,818)	2,367
Net Loss	$(5,086,264)	$(953,097)
Loss per Share
Basic loss per share	$(.31)	$(.07)
Weighted average shares outstanding	16,545,897	13,611,997

See notes to condensed financial statements.

Amesite Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2019	$1,309	$6,304,118	$(4,460,498)	$1,844,929
Net loss	-	-	(953,097)	(953,097)
Issuance of common stock – net	124	2,093,555	-	2,093,679
Stock compensation expense	-	179,870	-	179,870
Balance - September 30, 2019	$1,433	$8,577,543	$(5,413,595)	$3,165,381

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2020	1,583	11,629,114	(8,630,801)	2,999,896
Net loss	-	-	(5,086,264)	(5,086,264)
Issuance of common stock – net	300	12,795,930	-	12,796,230
Stock compensation expense	-	212,413	-	212,413
Conversion of notes payable (Note 6)	113	5,639,248	-	5,639,361
Balance - September 30, 2020	$1,996	$30,276,705	$(13,717,065)	$16,561,636

See notes to condensed financial statements.

Amesite Inc.

Condensed Statements of Cash Flows (unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019
Cash Flows from Operating Activities
Net loss	$(5,086,264)	$(953,097)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	160,974	101,248
Stock compensation expense	212,413	179,870
Amortization of debt costs	182,900	-
Interest expense on notes payable converted to common stock	3,430,931	-
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	(210,630)	-
Prepaid expenses and other assets	76,705	5,295
Accounts payable	273,946	(69,565)
Accrued compensation	250,826	(22,183)
Accrued and other liabilities	(66,712)	(13,557)
Deferred revenue	462,061	-
Net cash and cash equivalents used in operating activities	(312,890)	(771,989)
Cash Flows from Investing Activities
Purchase of property and equipment	(19,343)	(3,478)
Investment in capitalized software	(202,706)	(249,360)
Net cash and cash equivalents used in investing activities	(222,049)	(252,838)
Cash Flows from Financing Activities – Issuance of common stock – net	12,796,230	2,093,679
Net Increase in Cash and Cash Equivalents	12,261,291	1,068,852
Cash and Cash Equivalents - Beginning of period	4,093,874	1,008,902
Cash and Cash Equivalents - End of period	$16,355,165	$2,077,754
Significant Noncash Transactions:
Acquisition of capitalized software included in accounts payable and accrued liabilities	$152,535	$53,625
Conversion of convertible notes payable, including accrued interest of $73,315, into $113 of common stock	$2,255,745	$-

See notes to condensed financial statements.

Amesite Inc.

Notes to Condensed Financial Statements

September 30, 2020 and 2019

Note 1 - Nature of Business

Amesite Inc. (the “Company”) was incorporated in November 2017. The Company is an artificial intelligence driven platform and course designer, that provides customized, high performance and scalable online products for schools and businesses. The Company uses machine learning to provide a novel, mass customized experience to learners. The Company’s customers are businesses, universities and colleges, and K-12 schools. The Company’s activities are subject to significant risks and uncertainties. The Company’s operations are considered to be in one segment.

On September 18, 2020, we consummated a reorganizational merger (the “Reorganization”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 14, 2020, whereby Amesite Inc. (“Amesite Parent”), our former parent corporation, merged with and into us, with our Company resulting as the surviving entity. In connection with the same, we filed a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware, and changed our name from “Amesite Operating Company” to “Amesite Inc.” The stockholders of Amesite Parent approved the Merger Agreement on August 4, 2020. The directors and officers of Amesite Parent became our directors and officers.

Pursuant to the Merger Agreement, on the Effective Date, each share of Amesite Parent’s common stock, $0.0001 par value per share, issued and outstanding immediately before the Effective Date, was converted, on a one-for-one basis, into shares of our common stock.

Additionally, each option or warrant to acquire shares of Amesite Parent outstanding immediately before the Effective Date was converted into and became an equivalent option to acquire shares of our common stock, upon the same terms and conditions.

As discussed in Note 5, the Company completed an initial public offering on September 29, 2020, through which it raised approximately $12.8 million in net proceeds. These funds will be utilized to execute the Company’s strategic growth plans, including hiring additional sales staff as well as product engineers. These funds provide sufficient operating capital for the Company. As such, we have concluded there are no current conditions or events present that raise substantial doubt about the entity’s ability to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). The Company has a fiscal year with a June 30 year end.

In the opinion of management, the financial statements of the Company as of September 30, 2020 and June 30, 2020 and for the three months ended September 30, 2020 and 2019 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These financial statements should be read together with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Certain operating expenses within the statement of operations from the prior year have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value.

Amesite Inc.

Notes to Condensed Financial Statements

September 30, 2020 and 2019

Note 2 - Significant Accounting Policies (Continued)

Fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques.

In instances whereby inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking, savings, and investment accounts) that was insured by the FDIC at September 30, 2020 was $500,000.

Property and Equipment

Property and equipment are recorded at cost. The straight-line method is used for computing depreciation and amortization. Assets are depreciated over their estimated useful lives. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense when incurred.

Depreciable Life - Years

Leasehold improvements	Shorter of estimated lease term or 10 years
Furniture and fixtures	7 years
Computer equipment and software	5 years

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $158,000 and $91,000 for the three month periods ended September 30, 2020 and 2019, respectively and is included in Technology and Content Development in the Condensed Statements of Operations. Accumulated amortization at September 30, 2020 and 2019 was $762,416 and $213,352, respectively.

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with our businesses, colleges and universities and K-12 schools to provide a comprehensive platform of tightly integrated technology and technology enabled services related to product offerings.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Amesite Inc.

Notes to Condensed Financial Statements

September 30, 2020 and 2019

Note 2 - Significant Accounting Policies (Continued)

We derive revenue from annual licensing arrangements, including maintenance fees, setup fees and other variable fees for course development and miscellaneous items. Our contracts with partners generally have two to five-year terms and have a single performance obligation. The promises to set up and provide a hosted platform of tightly integrated technology and services partners need to attract, enroll, educate and support students are not distinct within the context of the contracts. This performance obligation is satisfied as the partners receive and consume benefits, which occurs ratably over the contract term.

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance).

We also receive fees that are fixed in nature, such as annual license and maintenance charges, in place of or in conjunction with variable consideration. The fees are independent of the number of students that are enrolled in courses with our customers and are allocated to and recognized ratably over the service period of the contract that the Company’s platform is made available to the customer (i.e. the customer simultaneously receives and consumes the benefit of the software over the contract service period).

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our customers are private and public learning institutions across various domestic regions

●	The majority of our customers have annual payment terms
The following table shows revenue from contracts with customers by customer type for the three months ended September 30:

Customer Type	2020	2019

Enterprise	$107,609	$-
K12	2,500	-
University	-	7,700
Total	$110,109	$7,700

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract (i.e. on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates). There were no costs to fulfill capitalized or amortized as of September 30, 2020 or 2019.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of September 30, 2020 and 2019.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of September 30, 2020 and 2019, we do not have any contract assets.

Amesite Inc.

Notes to Condensed Financial Statements

September 30, 2020 and 2019

Note 2 - Significant Accounting Policies (Continued)

Contract liabilities as of each balance sheet date represent the excess of amounts billed or received as compared to amounts recognized in revenue on our condensed statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed balance sheets as deferred revenue. We generally receive payments prior to completion of the service period and our performance obligations. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

Some contracts also involve annual license fees, for which upfront amounts are received from customers. In these contracts, the license fees received in advance of the platform’s launch are recorded as contract liabilities.

The following table reflects that there was no deferred revenue at July 1, 2019 or September 30, 2019 and provides information on the changes in the balance of contract liabilities for the three months ended September 30.

	2020	2019

Opening balance	$380,000	$-
Billings	572,130	-
Less revenue recognized from continuing operations (net of returns and allowances):	(110,109)	-
Closing balance	$842,021	$-

Technology and Content Development

Technology and content development expenditures consist primarily of personnel and personnel-related expense and contracted services associated with the maintenance of our platform as well as hosting and licensing costs and are charged to expense as incurred. It also includes amortization of capitalized software costs and research and development costs related to improving our platform and creating content that are charged to expense as incurred.

Stock-Based Payments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation” requires companies to measure the cost of employee and nonemployee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees and nonemployees based on the fair value of the stock, stock option or warrant.

Income Taxes

In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the condensed statement of operations in the period that includes the enactment date.

Amesite Inc.

Notes to Condensed Financial Statements

September 30, 2020 and 2019

Note 2 - Significant Accounting Policies (Continued)

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three months ended September 30, 2020, the Company had 3,013,833 and 2,068,783 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the three months ended September 30, 2019, the Company had 1,170,833 and 1,771,192 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For all periods presented, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Risks and Uncertainties

The Company operates in an industry subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, and other risks associated with an early stage company, including the potential risk of business failure.

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a novel coronavirus as a “pandemic.” First identified in late 2019 and known now as COVID-19, the outbreak has impacted thousands of individuals worldwide. In response, many countries, including the United States, have implemented measures to combat the outbreak which have impacted global business operations. While management believes the Company’s operations have not been significantly impacted, the Company continues to monitor the situation. In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

Note 3 - Stock-Based Compensation

The Company’s Equity Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, or restricted stock units to officers, employees, directors, consultants, agents, and independent contractors of the Company. The Company believes that such awards better align the interests of its employees, directors, and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over two years from the grant date and generally have ten-year contractual terms. Certain option awards provide for accelerated vesting (as defined in the Plan).

Amesite Inc.

Notes to Condensed Financial Statements

September 30, 2020 and 2019

Note 3 - Stock-Based Compensation (Continued)

The Company has reserved 4,600,000 shares of common stock to be available for grants under the Plan.

The Company estimates the fair value of each option award using a Black-Scholes Model (“BSM”) that uses the weighted-average assumptions included in the table below. Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise within the valuation model or estimates the expected option exercise when historical data is unavailable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the three-month periods presented:

	September 30, 2020	September 30, 2019

Expected term (years)	6.00	6.00
Risk-free interest rate	0.14%	2.13%
Expected volatility	45.00%	45.00%
Dividend yield	0%	0%

A summary of option activity for the three months ended September 30, 2020 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at July 1, 2020	2,962,833	$1.82	9.06
Granted	65,000	2.00	9.78
Terminated	(14,000)	2.00	-
Outstanding at September 30, 2020	3,013,833	1.82	8.83

The weighted-average grant-date fair value of options granted during the three month period ended September 30, 2020 was $0.84. The options contained time-based vesting conditions satisfied over periods ranging from two to five years from the grant date.

The Company recognized $212,413 and $179,870 in expense related to the Plan for the three month periods ended September 30, 2020 and 2019, respectively. The 2019 expense includes $61,250 for consulting services settled in restricted shares for the three month period ended September 30, 2019. There was no such expense in the three month period ended September 30, 2020.

As of September 30, 2020, there was approximately $1,339,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized through April 2025.

Amesite Inc.

Notes to Condensed Financial Statements

September 30, 2020 and 2019

Note 4 - Income Taxes

For the three months ended September 30, 2020 and prior periods since inception, the Company’s activities have not generated any taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three-month periods ended September 30, 2020 and 2019.

The Company has approximately $11,808,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 5 - Common Stock

On September 29, 2020, the Company completed an initial public offering (the “Offering”) of 3,000,000 shares of its common stock, $0.0001 par value per share, at an offering price of $5.00 per share (total net proceeds of approximately $12.8 million after underwriting discounts, commissions, and other offering costs). In connection with the Offering, the Company issued warrants to the underwriter to purchase up to 150,000 shares of our common stock (five percent (5%) of the common shares sold in the Offering) with an exercise price equal to $6.00 per share and a term of five (5) years.

The Company measures the warrants using the Black-Scholes Model (“BSM”) to estimate their fair value. The fair value of the warrants issued in connection with the Offering was approximately $249,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 45.00%; (ii) risk-free interest rate of .14%; and (iii) expected life of the warrants of 5 years. The warrants are included in offering costs in the Statement of Stockholders’ Equity.

In connection with the Offering, the Company converted its outstanding convertible notes payable into 1,127,872 shares of its common stock (Note 6).

Additionally, in connection with the Offering, the Company cancelled 126,532 warrants previously issued to nonemployees in exchange for professional services to meet certain offering listing requirements, of which 6,665 were replaced and deemed vested in full. As a result, the Company recorded approximately $15,000 of additional warrant expense, which was recorded as additional paid-in-capital.

Note 6 - Convertible Notes Payable

In April and May 2020, the Company issued unsecured, convertible notes payable (the “Notes”) to certain accredited investors, with an aggregate principal amount of $2,182,500, in an offering intended to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

The Notes were unsecured, bore interest at 8% per annum, and matured one year from their dates of issuance. The Notes were subject to automatic conversion into the Company’s common stock upon a qualified equity financing or change of control, based on a specified formula for the conversion price; using the lesser of $2.00 or 75% of the price paid per share in either of the conversion events.

The Company incurred issuance costs of $261,900. The issuance costs were amortized over six months, which was the estimated length of time that the Company believed the Notes would be outstanding until a conversion event occurred.

In connection with the Offering (Note 5), the Notes (totaling $2,255,815, including accrued interest) were converted into 1,127,872 shares of common stock at $2.00 per share. As the Offering price was $5.00 per share, the Company recognized an expense totaling $3,383,546 which represents the discount provided to the Note holders. This expense is recorded within interest expense in the condensed statement of operations. Additionally, upon completion of the Offering, the remaining unamortized debt issuance costs of $182,900 were fully amortized and included within interest expense.

Note 7 – Subsequent Events

On October 19, 2020 the Company entered into separate agreements with two consulting firms whereby such firms will provide strategic investor relations services. In connection with the agreements, the Company has agreed to compensate the two firms via monthly payments of cash as well as the issuance of its common stock (36,000 and 24,000 shares, respectively). The agreements expire on March 4, 2021.

On November 5, 2020 the Company entered into an agreement with a consulting firm whereby such firm will provide a strategic platform for investor relations services. In connection with the agreement, the Company has agreed to compensate the firm via a monthly payment of cash as well as the issuance of 9,709 shares of its common stock. The agreement expires on November 5, 2021.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2020 included in our final prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) of the Securities Act, dated September 24, 2020, which we refer to as the Prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

We were incorporated in the State of Delaware on November 14, 2017. We are an artificial intelligence driven platform and course designer that rapidly provides customized, high performance and scalable online products for schools and businesses. We use machine learning to provide a novel, mass customized experience to learners. Our customers are businesses, universities and colleges and K-12 schools. We are passionate about improving the learner experience and learner outcomes in online learning products, and improving our customers’ ability to create and deliver both. We are focused on creating the best possible technology solutions and have been awarded an innovation award for our product. We are committed to our team, and have twice been recognized with workplace excellence awards.

Our activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended September 30, 2020 and 2019 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Reorganization

On September 18, 2020, we consummated a reorganizational merger (the “Reorganization”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 14, 2020, whereby Amesite Inc. (“Amesite Parent”), our former parent corporation, merged with and into us, with our Company resulting as the surviving entity. In connection with the same, we filed a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware, and changed our name from “Amesite Operating Company” to “Amesite Inc.” The stockholders of Amesite Parent approved the Merger Agreement on August 4, 2020. The directors and officers of Amesite Parent became our directors and officers.

Pursuant to the Merger Agreement, on the Effective Date, each share of Amesite Parent’s common stock, $0.0001 par value per share, issued and outstanding immediately before the Effective Date, was converted, on a one-for-one basis, into shares of our common stock.

Additionally, each option or warrant to acquire shares of Amesite Parent outstanding immediately before the Effective Date was converted into and became an equivalent option to acquire shares of our common stock, upon the same terms and conditions.

The assets, liabilities and operations reflected in the historical financial statements prior to the Reorganization are those of Amesite Operating Company and are recorded at the historical cost basis of Amesite Operating Company. The financial statements after completion of the Reorganization include the assets, liabilities and results of operations of the merged companies for all periods presented.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and the requirements of the Securities and Exchange Commission (“SEC”).

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 in the “Notes to Financial Statements”, we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our financial statements.

Internally-Developed Capitalized Software

We capitalize certain costs related to internal-use software, primarily consisting of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three years.

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 20 months from the closing date of the agreement. Stock warrants issued have a term of five years from the closing date of the respective private placements. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 3 and 5 in the “Notes to Financial Statements”.

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with our businesses, colleges and universities and K-12 schools to provide a comprehensive platform of tightly integrated technology and technology enabled services related to product offerings.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

We derive revenue from annual licensing arrangements, including maintenance fees, setup fees and other variable fees for course development and miscellaneous items. Our contracts with partners generally have two to five-year terms and have a single performance obligation. The promises to set up and provide a hosted platform of tightly integrated technology and services partners need to attract, enroll, educate and support students are not distinct within the context of the contracts. This performance obligation is satisfied as the partners receive and consume benefits, which occurs ratably over the contract term.

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance).

We also receive fees that are fixed in nature, such as annual license and maintenance charges, in place of or in conjunction with variable consideration. The fees are independent of the number of students that are enrolled in courses with our customers and are allocated to and recognized ratably over the service period of the contract that the Company’s platform is made available to the customer (i.e. the customer simultaneously receives and consumes the benefit of the software over the contract service period).

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our customers are private and public learning institutions across various domestic regions

●	The majority of our customers have annual payment terms

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract (i.e. on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates). There were no costs to fulfill capitalized or amortized as of September 30, 2020 or 2019.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of September 30, 2020 and 2019.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of September 30, 2020 and 2019, we do not have any contract assets.

Contract liabilities as of each balance sheet date represent the excess of amounts billed or received as compared to amounts recognized in revenue on our condensed statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed balance sheets as deferred revenue. We generally receive payments prior to completion of the service period and our performance obligations. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

Some contracts also involve annual license fees, for which upfront amounts are received from customers. In these contracts, the license fees received in advance of the platform’s launch are recorded as contract liabilities.

	2020	2019

Opening balance	$380,000	$-
Billings	572,130	-
Less revenue recognized from continuing operations (net of returns and allowances):	(110,109)	-
Closing balance	$842,021	$-

Results of Operations

Three months ended September 30, 2020 compared to September 30, 2019

Revenue

We generated revenues of $110,109 for the three months ended September 30, 2020 as compared to $7,700 for the three months ended September 30, 2019.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the three months ended September 30, 2020 were $862,908 as compared to $526,389 for the three months ended September 30, 2019. The increase of $336,519 is due primarily to bonuses awarded the Chief Executive Officer ($200,000) and Chief Financial Officer ($50,000) in September and October 2020 in connection with the completion of the Company’s initial public offering of stock on September 29, 2020. In addition, personnel hires attributed to the increase during the three months ended September 30, 2020.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended September 30, 2020 were $467,763 as compared to $261,686 for the three months ended September 30, 2019. The increase of $206,077 is due primarily to contract services that support the development of our technology platforms and amortization of capitalized software costs which increased $67,000 from $91,000 for the three months ended September 30, 2019.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended September 30, 2020 were $251,884 as compared to $175,089 for the three months ended September 30, 2019. The increase of $76,795 is due primarily to increased personnel and personnel-related costs of $20,044 and increased contracted services related to various search engine, social media and advertising costs.

Interest Income. For the three months ended September 30, 2020, interest income totaled $13 as compared to interest income of $2,447 for the three months ended September 30, 2019.

Interest Expense. Interest expense for the three months ended September 30, 2020 totaled $3,613,831 as compared to $80 for the three months ended September 30, 2019.

In connection with the Company’s initial public offering of common stock (the “Offering”) on September 29, 2020, Convertible Notes Payable (Notes) (totaling $2,255,815, including accrued interest) were converted into 1,127,872 shares of common stock at $2.00 per share. As the Offering price was $5.00 per share, the Company recognized an expense totaling $3,383,546 which represents the discount provided to the Note holders. This expense is recorded within interest expense in the condensed statement of operations. Additionally, upon completion of the Offering, the remaining unamortized debt issuance costs of $182,900 were fully amortized and included within interest expense. See Note 6 to Notes to the Financial Statements.

Net Loss. As a result of the increased operating expenses noted above as well as interest expense incurred in connection with our Offering, our net loss for the three months ended September 30, 2020 was $5,086,264 as compared to a net loss for the three months ended September 30, 2019 of $953,097.

Capital Expenditures

During the three months ended September 30, 2020 and 2019, we had capital asset additions of $222,049 and $252,838, respectively, which were comprised of $202,076 and $249,360 respectively, in capitalized technology and content development, and $19,343 and $3,478, respectively, of property and equipment. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Financial Position, Liquidity, and Capital Resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $5,086,264 and $953,097 for the three months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, our cash balance totaled $16,355,165.

On September 29, 2020, the Company issued 3,000,000 shares of its common stock at a price of $5.00 per share (for total net proceeds of approximately $12.8 million) in its initial public offering (the “Offering”). In connection with the Offering, the Company issued warrants to the underwriter to purchase up to 150,000 shares of common stock (five percent (5%) of the common shares sold in the Offering) with an exercise price equal to $6.00 per share and a term of five (5) years. In connection with the Offering, the Company cancelled an aggregate of 126,532 warrants previously issued to nonemployees in exchange for services.

At present, we believe that our cash balances should be sufficient to satisfy our anticipated operating and investing needs through June 2022. However, it is possible that we will choose to accelerate our plan of operations in order to attract and sign more customers or to support current customers, and that we will require more funds than we currently have available to meet those needs. The source, timing and need for any future financing will depend principally upon market conditions, and, more specifically, on the decision to accelerate our plan of operations or alter our strategic growth plans. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate any decision to accelerate our plan of operations or alter our strategic growth plans.

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under applicable SEC rules.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3. Qualitative And Quantitative Discussion About Market Risk.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Prospectus, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes in our risk factors from those previously disclosed in our Prospectus.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

(a)	Sales of Unregistered Securities

During the period ended September 30, 2020, 65,000 options to purchase common stock were issued to employees under our 2018 Equity Incentive Plan.

The foregoing issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

(b)	Use of IPO Proceeds

On September 29, 2020, the Company completed its initial public offering (“IPO”), in which we issued 3,000,000 shares of our common stock, par value $0.0001 per share, at a public offering price of $5.00 per share, resulting in gross proceeds of $15.0 million. All of the shares of common stock issued and sold in our in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-248001), which was declared effective by the SEC on September 24, 2020.

We received net proceeds of $12.8 million, after deducting underwriting discounts and commissions and offering expenses borne by us. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Laidlaw & Company (UK) Ltd. acted as lead book-running manager of the offering and as representative of the underwriters for the offering.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated September 24, 2020, as filed with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant					X

3.2	Bylaws of the Registrant					X

31.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2020	AMESITE INC.

	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)