Form 10-Q
period 2020-12-31
Amesite Inc.
filed 2021-02-12
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

or

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

There were 20,535,784 shares of the registrant’s common stock issued and outstanding as of February 12, 2021.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

December 31, 2020

Amesite, Inc.

Amesite, Inc.

Condensed Balance Sheets (unaudited)

	December 31, 2020	June 30, 2020
Assets
Current Assets
Cash and cash equivalents	$13,687,822	$4,093,874
Accounts receivable	10,440	61,120
Prepaid expenses and other current assets	1,117,233	227,274
Property and Equipment - Net	84,976	45,308
Capitalized Software - Net	1,351,001	1,277,097
Total assets	$16,251,472	$5,704,673
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$73,294	$112,053
Notes payable (Note 7)	-	2,025,600
Accrued and other current liabilities:
Accrued compensation	46,586	62,485
Deferred revenue	739,529	380,000
Other accrued liabilities	111,326	124,639
Total current liabilities	970,735	2,704,777
Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 20,535,784 and 16,231,820 shares issued and outstanding and December 31, 2020 and June 30, 2020, respectively	2,014	1,583
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 or June 30, 2020	-	-
Additional paid-in capital	31,283,362	11,629,114
Accumulated deficit	(16,004,639)	(8,630,801)
Total stockholders’ equity	15,280,737	2,999,896
Total liabilities and stockholders’ equity	$16,251,472	$5,704,673

See notes to condensed financial statements.

Amesite, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Net Revenue	$106,812	$32,607	$216,921	$40,307
Operating Expenses
General and administrative expenses	1,611,223	472,520	2,474,131	998,909
Technology and content development	511,014	317,985	978,777	579,671
Sales and marketing	272,756	207,295	524,640	382,384
Total operating expenses	2,394,993	997,800	3,977,548	1,960,964
Other Income (Expense)
Interest Income	607	5,547	620	7,914
Interest Expense (Note 7)	-	-	(3,613,831)	-
Total other income (expense)	607	5,547	(3,613,211)	7,914
Net Loss	$(2,287,574)	$(959,646)	$(7,373,838)	$(1,912,743)
Earnings per Share
Basic loss per share	$(.11)	$(.07)	$(.40)	$(.13)
Weighted average shares outstanding	20,425,165	14,674,861	18,464,576	14,299,223

See notes to condensed financial statements.

Amesite, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2019	$1,309	$6,304,118	$(4,460,498)	$1,844,929
Net loss	-	-	(953,097)	(953,097)
Stock compensation expense	-	179,870	-	179,870
Issuance of restricted common stock	124	2,093,555	-	2,093,679
Balance - September 30, 2019	1,433	8,577,543	(5,413,595)	3,165,381
Net loss	-	-	(959,646)	(959,646)
Stock compensation expense	-	100,375	-	100,375
Issuance of common stock	150	2,676,393	-	2,676,543
Balance - December 31, 2019	$1,583	$11,354,311	$(6,373,241)	$4,982,653

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2020	$1,583	$11,629,114	$(8,630,801)	$2,999,896
Net loss	-	-	(5,086,264)	(5,086,264)
Issuance of common stock - net	300	12,795,930	-	12,796,230
Stock compensation expense	-	212,413	-	212,413
Conversion of notes payable	113	5,639,248	-	5,639,361
Balance - September 30, 2020	1,996	30,276,705	(13,717,065)	16,561,636
Net loss	-	-	(2,287,574)	(2,287,574)
Issuance of common stock	18	789,582	-	789,600
Stock compensation expense	-	217,075	-	217,075
Balance - December 31, 2020	$2,014	$31,283,362	$(16,004,639)	$15,280,737

See notes to condensed financial statements.

Amesite, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six months ended December 31, 2020	Six months ended December 31, 2019
Cash Flows from Operating Activities
Net loss	$(7,373,838)	$(1,912,743)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	339,953	217,810
Stock compensation expense	429,488	280,245
Amortization of debt costs	182,900	-
Interest expense on notes payable converted to common stock	3,430,931	-
Value of common stock issued in exchange for consulting services	789,600	-
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	55,680	(86,120)
Payments to university partners	-	(4,510)
Prepaid expenses and other assets	(894,959)	(1,385)
Accounts payable	(38,759)	(150,642)
Deferred revenue	359,529	99,593
Accrued and other liabilities	(29,282)	26,682
Net cash and cash equivalents used in operating activities	(2,748,757)	(1,531,070)
Cash Flows from Investing Activities
Purchase of property and equipment	(46,749)	(7,810)
Investment in capitalized software	(406,776)	(474,472)
Net cash and cash equivalents used in investing activities	(453,525)	(482,282)
Cash Flows from Financing Activities – Issuance of common stock – net of issuance costs	12,796,230	4,770,222
Net Increase in Cash and Cash Equivalents	9,593,948	2,756,870
Cash and Cash Equivalents - Beginning of period	4,093,874	1,008,902
Cash and Cash Equivalents - End of period	$13,687,822	$3,765,772
Significant Noncash Transactions:
Acquisition of capitalized software included in accounts payable and accrued liabilities	$56,285	$39,275
Conversion of convertible notes payable, including accrued interest of $73,315, into $113 of common stock	$2,255,745	$-
Issuance of common stock in exchange for consulting services	$789,600	$-

See notes to condensed financial statements.

Amesite, Inc.

Notes to Condensed Financial Statements

December 31, 2020 and 2019

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

On September 18, 2020, we consummated a reorganizational merger (the “Reorganization”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 14, 2020, whereby we merged with and into Amesite Inc. (“Amesite Parent”) our former parent corporation, with our Company resulting as the surviving entity. In connection with the same, we filed a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware, and changed our name from “Amesite Operating Company” to “Amesite Inc.” The stockholders of Amesite Parent approved the Merger Agreement on August 4, 2020. The directors and officers of Amesite Parent became our directors and officers.

Pursuant to the Merger Agreement, on the Effective Date, each share of the Amesite parent’s common stock, $0.0001 par value per share, issued and outstanding immediately before the Effective Date, was converted, on a one-for-one basis, into shares of our common stock.

Additionally, each option or warrant to acquire shares of Amesite Parent outstanding immediately before the Effective Date was converted into and became an equivalent option to acquire shares of our common stock, upon the same terms and conditions.

As discussed in Note 6, the Company completed a stock offering through which it raised approximately $12.8 million in net proceeds. These funds will be utilized to execute the Company’s strategic growth plans, including hiring additional sales staff as well as product engineers. These funds provide sufficient operating capital for the Company. As such, we have concluded there are no current conditions or events present that raise substantial doubt about the entity’s ability to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). The Company has a fiscal year with a June 30 year end.

In the opinion of management, the financial statements of the Company as of December 31, 2020 and 2019 and for the three and six months ended December 31, 2020 and 2019 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Amesite, Inc.

Notes to Condensed Financial Statements

December 31, 2020 and 2019

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking, savings, and investment accounts) that was insured by the FDIC at December 31, 2020 was $500,000.

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

Amesite, Inc.

Notes to Condensed Financial Statements

December 31, 2020 and 2019

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $175,000 and $112,000 for the three month periods ended December 31, 2020 and 2019, respectively. The Company recognized amortization expense of approximately $333,000 and $204,000 for the six month periods ended December 31, 2020 and 2019, respectively. Accumulated amortization at December 31, 2020 and 2019 was $937,298 and $325,510, respectively.

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

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our customers are private and public learning institutions across various domestic regions, however the majority of our revenue is derived from enterprise customers

●	The majority of our customers have annual payment terms

The following table shows revenue from contracts with customers by customer type for the six months ended December 31:

Customer Type	2020	2019

Enterprise	$189,548	$-
K12	17,614	-
University	9,759	40,307
Total	$216,921	$40,307

Amesite, Inc.

Notes to Condensed Financial Statements

December 31, 2020 and 2019

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract (i.e. on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates). There were no costs to fulfill capitalized or amortized as of December 31, 2020 or 2019.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of December 31, 2020 and June 30, 2020.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of December 31, 2020 and June 30, 2020, we do not have any contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the six months ended December 31:

	2020	2019

Opening balance	$380,000	$-
Billings	576,450	99,593
Less revenue recognized from continuing operations (net of returns and allowances):	(216,921)	-
Closing balance	$739,529	$99,593

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

Amesite, Inc.

Notes to Condensed Financial Statements

December 31, 2020 and 2019

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three and six months ended December 31, 2020, the Company had 2,917,000 and 2,068,783 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the three and six months ended December 31, 2019, the Company had 1,170,833 and 1,771,192 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For all periods presented, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

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

Note 3 – Prepaid Expenses and Other Assets

Prepaid expenses and other assets is comprised of the following:

	December 31, 2020	June 30, 2020

Prepaid insurance	$540,093	$36,102
Prepaid consulting services	533,973	-
Prepaid offering costs	-	142,730
Other prepaid services	43,167	43,442
Total	$1,117,233	$222,274

Note 4 - Stock-Based Compensation

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

Amesite, Inc.

Notes to Condensed Financial Statements

December 31, 2020 and 2019

The Company has reserved 4,600,000 shares of common stock to be available for granting under the Plan.

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

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the six-month periods presented:

	December 31, 2020	December 31, 2019

Expected term (years)	6.00	6.00
Risk-free interest rate	0.15%	2.13%
Expected volatility	46.30%	45.00%
Dividend yield	0%	0%

A summary of option activity for the six months ended December 31, 2020 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at July 1, 2020	2,962,833	$1.82	9.06
Granted	164,000	3.53	9.76
Terminated	(209,833)	1.65	-
Outstanding at December 31, 2020	2,917,000	1.93	8.67

The weighted-average grant-date fair value of options granted during the six month period ended December 31, 2020 was $1.51. The options contained time-based vesting conditions satisfied over periods ranging from two to five years from the grant date.

The Company recognized $217,075 and $100,375 in expense related to the Plan for the three month periods ended December 31, 2020 and 2019, respectively. The Company recognized $429,488 and $280,245 in expense related to the Plan for the six month periods ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, there was approximately $1,281,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized through June 2025.

Amesite, Inc.

Notes to Condensed Financial Statements

December 31, 2020 and 2019

Note 5 - Income Taxes

For the three and six months ended December 31, 2020 and prior periods since inception, the Company’s activities have not generated any taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three and six month periods ended December 31, 2020 and 2019.

The Company has approximately $14,152,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 6 - Common Stock

On September 25, 2020, the Company completed an offering (“Offering”) of 3,000,000 shares of its common stock, $0.0001 par value per share, at an offering price of $5.00 per share (total net proceeds of approximately $12.8 million after underwriting discounts, commissions, and other offering costs). In connection with the Offering, the Company has agreed to issue five (5) year warrants to the placement agent to purchase five (5%) of the common shares sold for an exercise price equal to $6.00. Total warrants of 150,000 were issued to the underwriter on September 29, 2020.

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

In connection with the Offering, the Company converted its outstanding convertible notes payable into 1,127,872 shares of its common stock (Note 7).

Additionally, in connection with the Offering, the Company cancelled 126,532 warrants previously issued to nonemployees in exchange for professional services to meet certain offering listing requirements, of which 6,665 were replaced and deemed vested in full. As a result, the Company recorded approximately $15,000 of additional warrant expense, which was recorded as additional paid-in-capital.

On November 3, 2020 and December 14, 2020, the Company issued 69,709 shares of its common stock totaling approximately $290,000 and 106,383 shares of its common stock totaling approximately $500,000 in value, respectively, to various consulting firms in exchange for strategic investor relations services. These shares vested immediately upon issuance.

Note 7 - Convertible Notes Payable

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

In connection with the Offering (Note 6), the Notes (totaling $2,255,815, including accrued interest) were converted into 1,127,872 shares of common stock at $2.00 per share. As the Offering price was $5.00 per share, the Company recognized an expense totaling $3,383,546 which represents the discount provided to the Note holders. This expense is recorded within interest expense in the condensed statement of operations. Additionally, upon completion of the Offering, the remaining unamortized debt issuance costs of $182,900 were fully amortized and included within interest expense.

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

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended December 31, 2020 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $2,287,574 for the three months ended December 31,2020, and we incurred a net loss of $13,717,065 for the period from November 14, 2017 (date of incorporation) to October 1, 2020.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and the requirements of the Securities and Exchange Commission (“SEC”).

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 in the “Notes to Condensed Financial Statements,” we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our financial statements.

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

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 20 months from the closing date of the agreement. Stock warrants issued have a term of five years from the closing date of the respective private placements. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 4 and 6 in the “Notes to Condensed Financial Statements”.

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

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our customers are private and public learning institutions across various domestic regions, however the majority of our revenue is derived from enterprise customers

●	The majority of our customers have annual payment terms

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract (i.e. on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates). There were no costs to fulfill capitalized or amortized as of December 31, 2020 or June 30, 2020.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of December 31, 2020 and June 30, 2020.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of December 31, 2020 and June 30, 2020, we do not have any contract assets.

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

Results of Operations

Revenue

We generated revenues of $106,812 for the three months ended December 31, 2020 as compared to $32,607 for the three months ended December 31, 2019. We generated revenues of $216,921 for the six months ended December 31, 2020 as compared to $40,307 for the six months ended December 31, 2019.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the three months ended December 31, 2020 were $1,611,223 as compared to $472,520 for the three months ended December 31, 2019. General and administrative expenses for the six months ended December 31, 2020 were $2,474,131 as compared to $998,909 for the six months ended December 31, 2019. The increases are due primarily to the hiring of new team members.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

As we worked to position Amesite to close repeatable sales in Q2, we continued to create features and capabilities that supported customer needs at larger scale. On October 29, 2020, we announced a Course Manage feature, which can be used by teachers and administrators to launch online learning in less than a day. The drag and drop feature enables users to see a course develop as it is being built, without technical assistance.

Technology and content development expenses for the three months ended December 31, 2020 were $511,014 as compared to $317,885 for the three months ended December 31, 2019. Technology and content development expenses for the six months ended December 31, 2020 were $978,777 as compared to $579,671 for the six months ended December 31, 2019. The increases are due primarily to technical contract services that support the development of our technology.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

We significantly increased expenditures on sales and marketing in Q2, following our IPO in September. We recruited several key people to the Company experienced in selling products that presently compete with our own, including two Directors of Sales for our Higher Education and Enterprise groups, both of whom have extensive experience in our industry. We increased marketing expenditures on creation of value-added content and social posts to support the expanding sales team.

Sales and marketing expenses for the three months ended December 31, 2020 were $272,756 as compared to $207,295 for the three months ended December 31, 2019. Sales and marketing expenses for the six months ended December 31, 2020 were $524,640 as compared to $382,384 for the six months ended December 31, 2019. The increases are due primarily to increased personnel and personnel-related costs and advertising.

We expect sales and marketing expenditure to build more rapidly over the next few quarters with the onboarding of new team members and more intensive marketing efforts.

Interest Income

For the three months ended December 31, 2020, interest income totaled $607 as compared to interest income of $5,547 for the three months ended December 31, 2019. For the six months ended December 31, 2020, interest income totaled $620 as compared to interest income of $7,914 for the six months ended December 31, 2019.

Net Loss

Our net loss for the three months ended December 31, 2020 was $2,287,574 as compared to a net loss for the three months ended December 31, 2019 of $959,646. Our net loss for the six months ended December 31, 2020 was $7,373,838 as compared to a net loss for the six months ended December 31, 2019 of $1,912,743. The loss was substantially higher during the six months ended December 31, 2020 compared to 2019 as a result of interest expensed incurred in connection with our Offering. Our operational loss increase as a result of increased operating expenses noted above.

Financial Position, Liquidity, and Capital Resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable, as indicated by our losses noted above.

As of December 31, 2020, our cash balance totaled $13,687,822.

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

During the quarter ended December 31, 2020, we issued an aggregate of 176,092 shares of common stock to consultants for services rendered.

The foregoing issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

(b)	Use of IPO Proceeds

On September 29, 2020, we completed our initial public offering (“IPO”), in which we issued 3,000,000 shares of our common stock, par value $0.0001 per share, at a public offering price of $5.00 per share, resulting in gross proceeds of $15.0 million. All of the shares of common stock issued and sold in our in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-248001), which was declared effective by the SEC on September 24, 2020.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Bylaws of the Registrant	10-Q	001-39553	3.2	November 16, 2020

31.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2021	AMESITE INC.

	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)