Form 10-Q
period 2021-03-31
Amesite Inc.
filed 2021-05-14
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

There were 20,565,566 shares of the registrant’s common stock issued and outstanding as of May 10, 2021.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite, Inc.

Condensed Financial Statements

March 31, 2021

Amesite, Inc.

Amesite, Inc.

Condensed Balance Sheets (unaudited)

	March 31, 2021	June 30, 2020
Assets
Current Assets
Cash and cash equivalents	$12,121,692	$4,093,874
Accounts receivable	6,900	61,120
Prepaid expenses and other current assets	625,686	227,274
Property and Equipment - Net	100,222	45,308
Capitalized Software - Net	1,359,573	1,277,097
Total assets	$14,214,073	$5,704,673
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$215,850	$112,053
Notes payable (Note 7)	-	2,025,600
Accrued and other current liabilities:
Accrued compensation	96,356	62,485
Deferred revenue	544,615	380,000
Other accrued liabilities	178,097	124,639
Total current liabilities	1,034,918	2,704,777
Stockholders’ Equity
Common stock, $.0001 par value; 50,000,000 shares authorized; 20,565,566 and 16,231,820 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	2,017	1,583
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 or June 30, 2020	-	-
Additional paid-in capital	31,504,527	11,629,114
Accumulated deficit	(18,327,389)	(8,630,801)
Total stockholders’ equity	13,179,155	2,999,896
Total liabilities and stockholders’ equity	$14,214,073	$5,704,673

See notes to condensed financial statements.

Amesite, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Net Revenue	$201,394	$20,937	$418,315	$61,244
Operating Expenses
General and administrative expenses	1,049,128	378,541	3,523,259	1,377,450
Technology and content development	615,157	344,401	1,593,934	924,072
Sales and marketing	860,562	182,814	1,385,202	565,198
Total operating expenses	2,524,847	905,756	6,502,395	2,866,720
Other Income (Expense)
Interest Income	703	8,134	1,323	16,125
Interest Expense (Note 7)	-	-	(3,613,831)	(77)
Total other income (expense)	703	8,134	(3,612,508)	16,048
Net Loss	$(2,322,750)	$(876,685)	$(9,696,588)	$(2,789,428)

Earnings per Share

Basic earnings per share	$(.11)	$(.06)	$(.51)	$(.19)
Weighted average shares outstanding	20,538,461	15,831,820	19,150,778	14,699,015

See notes to condensed financial statements.

Amesite, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2019	$1,309	$6,304,118	$(4,460,498)	$1,844,929
Net loss	-	-	(953,097)	(953,097)
Stock compensation expense	-	179,870	-	179,870
Issuance of restricted common stock	124	2,093,555	-	2,093,679
Balance - September 30, 2019	1,433	8,577,543	(5,413,595)	3,165,381
Net loss	-	-	(959,646)	(959,646)
Stock compensation expense	-	100,375	-	100,375
Issuance of common stock	150	2,676,393	-	2,676,543
Balance - December 31, 2019	$1,583	$11,354,311	$(6,373,241)	$4,982,653
Net loss	-	-	(876,685)	(876,685)
Stock compensation expense	-	100,375	-	100,375
Balance - March 31, 2020	$1,583	$11,454,686	$(7,249,926)	$4,206,343

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2020	$1,583	$11,629,114	$(8,630,801)	$2,999,896
Net loss	-	-	(5,086,264)	(5,086,264)
Issuance of common stock - net	300	12,795,930	-	12,796,230
Stock compensation expense	-	212,413	-	212,413
Conversion of notes payable	113	5,639,248	-	5,639,361
Balance - September 30, 2020	1,996	30,276,705	(13,717,065)	16,561,636
Net loss	-	-	(2,287,574)	(2,287,574)
Issuance of common stock	18	789,582		789,600
Stock compensation expense	-	217,075	-	217,075
Balance - December 31, 2020	$2,014	$31,283,362	$(16,004,639)	$15,280,737

Net loss	-	-	(2,322,750)	(2,322,750)
Cashless exercise of common stock warrants	3	(3)		-
Stock compensation expense	-	221,168	-	221,168
Balance – March 31, 2021	$2,017	$31,504,527	$(18,327,389)	$13,179,155

See notes to condensed financial statements.

Amesite, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine months ended March 31, 2021	Nine months ended March 31, 2020
Cash Flows from Operating Activities
Net loss	$(9,696,588)	$(2,789,428)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	537,112	365,349
Stock compensation expense	650,656	380,620
Amortization of debt costs	182,900	-
Interest expense on notes payable converted to common stock	3,430,931	-
Value of common stock issued in exchange for consulting services	789,600	-
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	54,220	(366,120)
Prepaid expenses and other assets	(398,412)	(1,872)
Accounts payable	103,797	(107,779)
Deferred revenue	164,615	380,000
Accrued compensation	33,871	(14,913)
Accrued and other liabilities	53,388	(10,640)
Net cash and cash equivalents used in operating activities	(4,093,910)	(2,164,783)
Cash Flows from Investing Activities
Purchase of property and equipment	(67,266)	(7,810)
Investment in capitalized software	(607,236)	(650,306)
Net cash and cash equivalents used in investing activities	(674,502)	(658,116)
Cash Flows from Financing Activities – Issuance of common stock – net of issuance costs	12,796,230	4,770,222
Net Increase in Cash and Cash Equivalents	8,027,818	1,947,323
Cash and Cash Equivalents - Beginning of period	4,093,874	1,008,902
Cash and Cash Equivalents - End of period	$12,121,692	$2,956,225
Significant Noncash Transactions:
Acquisition of capitalized software included in accounts payable and accrued liabilities	$94,481	$33,105
Conversion of convertible notes payable, including accrued interest of $73,315, into 1,127,872 shares of common stock	$2,255,745	$-
Issuance of common stock in exchange for consulting services	$789,600	$-

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

In the opinion of management, the financial statements of the Company as of March 31, 2021 and 2020 and for the three and nine months ended March 31, 2021 and 2020 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking, savings, and investment accounts) that was insured by the FDIC at March 31, 2021 was $500,000.

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

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $192,000 and $132,000 for the three month periods ended March 31, 2021 and 2020, respectively. The Company recognized amortization expense of approximately $525,000 and $336,000 for the nine month periods ended March 31, 2021 and 2020, respectively. Accumulated amortization at March 31, 2021 and 2020 was $1,129,186 and $457,659, respectively.

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with our businesses, colleges and universities and K-12 schools to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the nine month period ending March 31, 2021, we recognized revenue from contracts with customers of $418,315, of which $68,880 related to services transferred at a point in time, and the remainder related to services provided over time.

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

Occasionally, we provide professional services, such as custom development, non-complex implementation activities, training, and other various professional services. We evaluate these services to determine if they are distinct and separately identifiable in the context of the contract. In our contracts with customers that contain multiple performance obligations as a result of this assessment, we allocate the transaction price to each separate performance obligation on a relative standalone selling price basis. Standalone selling prices of our solutions and services are typically estimated based on observable transactions when the solutions or services are sold on a standalone basis. When standalone selling prices are not observable, we utilize a cost plus margin approach to allocate the transaction price.

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

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our customers are private and public learning institutions across various domestic regions

●	The majority of our customers have annual payment terms

The following table shows revenue from contracts with customers by customer type for the nine months ended March 31:

Customer Type	2021	2020
Enterprise	$349,745	$-
K12	45,166	-
University	23,404	61,244
Total	$418,315	$61,244

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract (i.e. on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates). There were no costs to fulfill capitalized or amortized as of March 31, 2021 or 2020.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of March 31, 2021 and 2020.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of March 31, 2021 and 2020, we do not have any contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the nine months ended March 31:

	2021	2020

Opening balance	$380,000	$-
Billings	582,930	-
Less revenue recognized from continuing operations (net of cancellations):	(418,315)	-
Closing balance	$544,615	$-

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three and nine months ended March 31, 2021, the Company had 2,910,125 and 2,032,533 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the three and nine months ended March 31, 2020, the Company had 1,597,833 and 2,045,315 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For all periods presented, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

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

Note 3 - Prepaid Expenses

Prepaid expenses and other assets is comprised of the following:

	March 31, 2021	June 30, 2020

Prepaid insurance	$364,259	$36,102
Prepaid consulting services	24,110	-
Prepaid offering costs	-	142,730
Other prepaid services	237,317	48,442
Total	$625,686	$227,274

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

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the nine-month periods presented:

	March 31, 2021	March 31, 2020

Expected term (years)	6.00	6.00
Risk-free interest rate	0.12%	1.50%
Expected volatility	46.30%	45.00%
Dividend yield	0%	0%

A summary of option activity for the nine months ended March 31, 2021 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at July 1, 2020	2,962,833	$1.82	9.06
Granted	234,000	3.97	9.59
Terminated	(286,708)	2.29	-
Outstanding at March 31, 2021	2,910,125	1.95	8.42

The weighted-average grant-date fair value of options granted during the nine month period ended March 31, 2021 was $1.75. The options contained time-based vesting conditions satisfied over periods ranging from two to five years from the grant date.

The Company recognized $221,168 and $100,375 in expense related to the Plan for the three month periods ended March 31, 2021 and 2020, respectively. The Company recognized $650,656 and $380,620 in expense related to the Plan for the nine month periods ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $976,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized through June 2025.

Note 5 - Income Taxes

For the three and nine months ended March 31, 2021 and prior periods since inception, the Company’s activities have not generated any taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three and nine month periods ended March 31, 2021 and 2020.

The Company has approximately $16,311,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 6 - Common Stock

On September 25, 2020, the Company completed an initial public offering (“Offering”) of 3,000,000 shares of its common stock, $0.0001 par value per share, at an offering price of $5.00 per share (total net proceeds of approximately $12.8 million after underwriting discounts, commissions, and other offering costs). In connection with the Offering, the Company has agreed to issue five (5) year warrants to the underwriter to purchase five percent (5%) of the number of common shares sold in the Offering for an exercise price equal to $6.00. Total warrants of 150,000 were issued to the underwriter on September 29, 2020.

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

On November 3, 2020 and December 14, 2020, the Company issued 69,709 shares of its common stock totaling approximately $290,000 in value and 106,383 shares of its common stock totaling approximately $500,000 in value, respectively, to various consulting firms in exchange for strategic investor relations services. These shares vested immediately upon issuance.

On March 23, 2021, warrant holders exercised 36,250 warrants on a cashless basis and received 29,782 shares of common stock.

Note 7 - Convertible Notes Payable

In April and May 2020, the Company issued unsecured, convertible notes payable (the “Notes”) to certain accredited investors, with an aggregate principal amount of $2,182,500, in an offering intended to be exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

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

In connection with the Offering (Note 6), the Notes (totaling $2,255,815, including accrued interest) were converted into 1,127,872 shares of common stock at a price of $2.00 per share. As the Offering price was $5.00 per share, the Company recognized an expense totaling $3,383,546 which represents the discount provided to the Note holders. This expense is recorded within interest expense in the condensed statement of operations. Additionally, upon completion of the Offering, the remaining unamortized debt issuance costs of $182,900 were fully amortized and included within interest expense.

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

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended March 31, 2021 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $2,322,750 and $9,696,588 for the three months and nine months ended March 31,2021, respectively. We incurred a net loss of $16,004,639 for the period from November 14, 2017 (date of incorporation) to January 1, 2021.

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

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with our businesses, colleges and universities and K-12 schools to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

We derive revenue from annual licensing arrangements, including maintenance fees, setup fees and other variable fees for course development and miscellaneous items. Our contracts with partners generally have two to five-year terms and have a single performance obligation. The promises to set up and provide a hosted platform of integrated technology and services that our partners need to attract, enroll, educate and support students are not distinct within the context of the contracts. This performance obligation is satisfied as the partners receive and consume benefits, which occurs ratably over the contract term.

Occasionally, we provide professional services, such as custom development, non-complex implementation activities, training, and other various professional services. We evaluate these services to determine if they are distinct and separately identifiable in the context of the contract. In our contracts with customers that contain multiple performance obligations as a result of this assessment, we allocate the transaction price to each separate performance obligation on a relative standalone selling price basis. Standalone selling prices of our solutions and services are typically estimated based on observable transactions when the solutions or services are sold on a standalone basis. When standalone selling prices are not observable, we utilize a cost plus margin approach to allocate the transaction price.

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

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract (i.e. on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates). There were no costs to fulfill capitalized or amortized as of March 31, 2021 or June 30, 2020.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of March 31, 2021 and June 30, 2020.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of March 31, 2021 and June 30, 2020, we do not have any contract assets.

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

Results of Operations

Revenue

We generated revenues of $201,394 for the three months ended March 31, 2021 as compared to $20,937 for the three months ended March 31, 2020, an increase of nearly ten times over the same period for the prior year. As compared to revenues generated of $106,812 for the three months ended December 31, 2020, this represents an increase of nearly 2 times over the same period for the prior quarter. We generated revenues of $418,315 for the nine months ended March 31, 2021 as compared to $61,244 for the nine months ended March 31, 2020. Revenue growth compared to prior year for both the three months and the nine months ended March 31, 2021 was primarily driven by growth in the sale of annual license fees and associated implementation and customization services. In addition, increases in variable revenue related to customer user fees also contributed to the year-over-year increase.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the three months ended March 31, 2021 were $1,049,128 as compared to $378,541 for the three months ended March 31, 2020. General and administrative expenses for the nine months ended March 31, 2021 were $3,523,259 as compared to $1,377,450 for the nine months ended March 31, 2020. The increases are due primarily to the hiring of new team members.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

As we worked in third quarter to position Amesite to close repeatable sales, we continued to create features and capabilities that supported customer needs at larger scale. On March 1, 2021, we announced the successful implementation of our whole enterprise solution for The Henry Ford Museum of American Innovation. We were able to provide their organization with the ability to migrate their entire training system into our AI-backed ecosystem, enabling them to more efficiently achieve their goals of teaching and inspiring the next generation of innovators and inventors. Since launching the Amesite platform, The Henry Ford has seen greater than 95% learner retention, which is in line with the overall Amesite average.

We believe that our continuous investment in our platform technology is a key factor in our product differentiation. We delivered our third generation (Gen 3) platform in January 2020, and have continued work on the next generation of the Amesite platform (Gen 4); and we are targeting availability by the end of Q1 2022.

We believe that our strong reviews and high learner retention are proof points on our product and will help drive sales. We are targeting maintaining these reviews with larger programs in Q4 2021 and Q1 2022.

We believe the specific, unique features that we have delivered have enabled our partners to launch programs easily and with low overhead. Automated grading and release, tracking of user participation and automation of notifications reduce administrative burdens for our customers, and improve the user experiences. In Q4 2021, we aim to deliver global dashboards, to enable multinational organizations to better plan, launch and track learning. We also aim to deliver expanded user analytics and demonstrate integration with other enterprise solutions in Q4 2021.

Our goal is to improve the way the world learns, specifically by improving the user experience in learning and providing more engaging, customized experiences.

Technology and content development expenses for the three months ended March 31, 2021 were $615,157 as compared to $344,401 for the three months ended March 31, 2020. Technology and content development expenses for the nine months ended March 31, 2021 were $1,593,934 as compared to $924,072 for the nine months ended March 31, 2020. The increases are due primarily to technical contract services that support the development of our technology.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

We significantly increased expenditures on sales and marketing in Q3 2021 as we increased focus on our digital presence to drive lead generation and pipeline growth in support of our sales team. We also continued our focus on creation of value-added content and social posts including the release of The Henry Ford Museum of American Innovation case study. Our recruitment efforts within our sales and marketing teams continued. We hired an additional Director of Enterprise Sales as we believe the opportunity in the Enterprise market is significant and growing.

We have the ability to deliver solutions for whole enterprises, including enterprises that offer paid learning opportunities for other enterprises or individuals. We strive to be agile and aggressive in pursuing contracts at larger scales, even as we continue to provide services to companies and universities for specific programs and applications. We believe that the ease of use of our platform enables adoption in these cases, and in Q4 2021, we aim to demonstrate more results of programs.

We plan to pursue selected business opportunities, including joint collaboration and acquisitions that have the potential to build sales more rapidly. We aim to develop and pursue such opportunities on an annual basis to grow the Company.

Sales and marketing expenses for the three months ended March 31, 2021 were $860,562 as compared to $182,814 for the three months ended March 31, 2020. Sales and marketing expenses for the nine months ended March 31, 2021 were $1,385,202 as compared to $565,198 for the nine months ended March 31, 2020. The increases are due primarily to increased digital marketing efforts, personnel and personnel-related costs.

Interest Income

For the three months ended March 31, 2021, interest income totaled $703 as compared to interest income of $8,134 for the three months ended March 31, 2020. For the nine months ended March 31, 2021, interest income totaled $1,323 as compared to interest income of $16,125 for the nine months ended March 31, 2020.

Net Loss

Our net loss for the three months ended March 31, 2021 was $2,322,750 as compared to a net loss for the three months ended March 31, 2020 of $876,685. Our net loss for the nine months ended March 31, 2021 was $9,696,588 as compared to a net loss for the nine months ended March 31, 2020 of $2,789,428. The loss was substantially higher during the nine months ended March 31, 2021 compared to 2020 as a result of both increased operating expenses noted above, as well incremental interest expense incurred in connection with our Offering.

Financial Position, Liquidity, and Capital Resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable, as indicated by our losses noted above.

As of March 31, 2021, our cash and cash equivalents balance totaled $12,121,692.

At present, we believe that our cash balances should be sufficient to satisfy our anticipated operating and investing needs beyond the next 12 months. However, it is possible that we will choose to accelerate our plan of operations in order to attract and sign more customers or to support current customers, and that we will require more funds than we currently have available to meet those needs. The source, timing and need for any future financing will depend principally upon market conditions, and, more specifically, on the decision to accelerate our plan of operations or alter our strategic growth plans. Funding may not be available when needed, at all, or on terms acceptable to us, and, even if it is available, future equity issuances may result in dilution to its existing stockholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate any decision to accelerate our plan of operations or alter our strategic growth plans.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

During the quarter ended March 31, 2021, we agreed to issue at a future date an aggregate of 39,438 shares of common stock to consultants for services rendered.

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

There has been no material change in the planned use of proceeds from our IPO from that described our Prospectus, dated September 24, 2020, as filed with the SEC.

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

Date: May 14, 2021	AMESITE INC.

	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021

	By:	/s/ Matthew Kern
Matthew Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)