Form 10-K
period 2021-06-30
Amesite Inc.
filed 2021-09-10
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-39553

AMESITE INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3431717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

607 Shelby Street, Suite 700 PMB 214 Detroit, Michigan	48226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (734) 876-8130

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	AMST	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2020  (the last business day of the registrant’s most recently completed second quarter) was approximately $16,490,000  based on the closing price for the common stock on the Nasdaq Capital Market on December 31, 2020 of $4.85.

On September 8, 2021, there were 21,975,778 shares common stock of the registrant, par value $0.0001 per share, issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains express or implied forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our artificial intelligence (AI)-driven learning platform’s ability to enable businesses, universities, and non-profit organizations to offer timely, improved popular courses and certification programs, without becoming software tech companies;

●	our planned online machine learning platform’s ability to result in opportunistic incremental revenue for colleges and universities, and improved ability to garner state funds due to increased retention and graduation rates through use of machine learning and natural language processing;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our learning platform;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K, and the documents that we reference herein and have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains, or may contain, estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

ii

PART I

Unless otherwise stated or the context otherwise requires, references to “Amesite,” the “Company,” “we,” “our,” “us,” or similar terms refer to Amesite Inc. Amesite Inc. holds all material assets and conducts all business activities and operations of the Company.

Item 1. Business.

Overview

Amesite’s smart, intuitive learning environments help organizations thrive. Amesite is a high tech artificial intelligence software company offering a cloud-based platform and content creation services for business and university-delivered education and upskilling. Amesite-offered courses and programs are branded to our customers. Amesite uses artificial intelligence technologies to provide customized environments for learners, easy-to-manage interfaces for instructors, and greater accessibility for learners in the US education market and beyond. The Company leverages existing institutional infrastructures, adding mass customization and cutting-edge technology to provide cost-effective, scalable and engaging experiences for learners anywhere.

Businesses need learning and development (L&D) platforms to upskill workers, to improve retention and enable them to achieve their goals.

We are passionate about improving the learner experience and learner outcomes in online learning , and improving our customers’ ability to create and deliver both. We are focused on creating the best possible technology solutions and have been awarded an innovation award for our product. We are committed to our team, and have twice been recognized with national workplace excellence awards.

Our Strategy

We deliver Learning Community Environments (LCEs) to businesses and educational institutions (EIs) that enable them to offer branded learning products to their employees or students with ease. Our business model offers flexibility for our customers. Our customers license our platform and can also contract with to us to create and maintain customized learning products, or easily launch their own learning products on the platform. We have entered into master service agreements with our customers, including, but not limited to, universities such as Wayne State University and enterprises such as The Henry Ford. These agreements include statements of work detailing the services to be rendered and programs or products to be delivered on the platform. We use the proprietary data we collect on learner behavior and responses with their consent, to deliver to learners engaging, effective courses and programs. Our customers gain efficiency, flexibility and can generate high return on investment and revenue through partnership with us, because of the speed, flexibility, effectiveness and scalability of the LCEs we build for them.

Businesses need learning systems that enable them to upskill people quickly and efficiently. Retention and execution of strategic plans require that employees stay engaged, and learn effectively. Universities need to be able to launch programs that upskill their alumni and other professionals, accessibly and scalably. Government needs to be able to offer learning programs that allow job seekers to advance skills. Amesite’s cloud-based platform addresses all of these key needs.

Our Proprietary Technology

We believe that online learning products are essential for accessibility, engagement and scalability for businesses and EIs alike. We utilize artificial intelligence to achieve improved engagement, and continuous integration of current, qualified information into our learning products.

Our technology utilizes a flexible and scalable full stack solution, with robust tools powering front-end technology. Our code architecture offers outstanding accessibility and agility for engineers, using best-in-class languages for both client and server-side functions. We also use tools employed by many high-end platforms. Our architecture enables us to achieve full integration of best-in-class third party tools, and custom-built features, delivering on-demand and as-needed, such as leading calendar platform integrations, and high quality, encrypted video calling.

Our architecture enables us to utilize artificial intelligence algorithms to ultimately improve learning outcomes. Much as artificial intelligence algorithms presently recognize and respond to natural language on commercial platforms, predict behaviors and deliver suggestions, our algorithms have been developed to assist learners in accessing, utilizing and remaining engaged with platform content, their instructors and their peers.

We generate content for our customers using the highest standards in business and higher education, and our business model enables us to deliver content for our customers efficiently and rapidly. Rapidly evolving technology has driven the need to continuously upskill students and workforces, and we use the highest possible standards to deliver this content according to customer needs. This substantially reduces the time it takes for traditional program creation by businesses or EIs.

We market to our customers, and enable them to offer and monetize learning products, or to deliver learning products to their own employees efficiently and cost effectively. Our customers want the capability of delivery to their own customers, and are best able to market to them. We deliver the content and technology to enable this.

We protect and utilize learner data solely to improve learning outcomes. Learner data is collected with learner permission, and information about learner behavior, study preferences and preference for types of material delivered as part of learning products, will be used to improve learning outcomes and learner experiences. We will validate algorithms using both offline and online testing. By correlating learner behaviors with specific outcomes as identified by qualified instructors, we will train our algorithms specifically for important learning outcomes, enabling it to be a useful tool for instructors. We believe that the combinations of information that will be collected through our educational products, and outcomes measured using our online learning products will be unique, and constantly improving. We will never sell or distribute our learner data to third parties without the explicit permission of learners. We will not deliver unwanted content or advertising to learners or to customer personnel. Our proprietary technology is developed solely for purposes of improving learner experiences and outcomes, and improving the ability of our customers to deliver outstanding educational products.

Our Research and Development Programs

We use advanced technologies to create effective and accessible learning environments. We seek to improve learning at many levels, including college and professional. Our research and development programs will expand continuously based on learner preferences, outcomes and the desires of our customers. Some of these will include:

●	Improvements in learner engagement with cloud-based platforms. We will continuously gather data on how learners engage with us and other online platforms, and conduct research and development to create and incorporate useful tools for learning on our platform.

●	Improvements in instructor experience using our platform. We will continuously develop tools designed to improve the ability of our customers to deliver timely and relevant content, deliver assessments which are fair, correctly represent educational objectives and give repeatable outcomes when employed on our platform.

●	Integration of new technology in the delivery of learning products. A “technology stack” is a combination of software products and programming languages used to create our platform. We will continuously develop improvements to our technology stack, inventing and integrating best-in-class online engagement features. These will range from invention of novel user experience features, to integration of capabilities offered by other vendors and developers.

●	Qualification of information for use by learners in all sectors. We plan to provide both our customers and our learners with the constantly improving ability to find and integrate qualified information into products on our platform, and maximize learner ability to utilize qualified information, designed to offer learners the most carefully curated, most relevant, timely and engaging materials in every discipline in which we offer products.

Our Intellectual Property

Our intellectual property rights include patent applications, trade secrets, trademark rights, and contractual agreements. Our patent applications are directed to our proprietary technology, including an artificial intelligence platform for learning, and will seek patent protection for our designs, development, and related alternatives by filing and prosecuting patent applications in the U.S. and other countries as appropriate.

We’ve received two U.S. patents and currently have five pending U.S. patent applications, including one to cover the artificial intelligence platform, and others related to security, power consumption, blockchain, design and other technologies, including methods and systems. Any patent issued from these applications are expected to expire in 2038, not including any applicable patent term adjustment or extension or design patents.

We have protected our source codes, methodologies, algorithms, and techniques directed to other aspects of our artificial intelligence learning platform using our trade secret rights. We have received trademarks for AMESITETM, LEARNING COMMUNITY ENVIRONMENTTM and KEEP LEARNINGTM from the United States Patent and Trademark Office. We have also secured domain names, including amesite.com, amesite.co, amesite.net, and others.

We ensure that we own intellectual property created for us by signing agreements with employees, independent contractors, consultants, companies, and any other third party that creates intellectual property for us or that assign any intellectual property rights to us. Portions of our platform may rely upon third-party licensed intellectual property.

We have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements with employees, independent contractors, consultants and entities with which we conduct business.

Competition

The online and software industries for higher education are characterized by rapid evolution of technologies, fierce competition, government regulation, and strong defense of intellectual property. The overall market for technology solutions that enable providers to deliver education online is highly fragmented, rapidly evolving and subject to changing technology, shifting needs of learners and educators and frequent introductions of new methods of delivering education online. While we believe that our platform, programs, technology, knowledge, experience, and resources provide us with competitive advantages, we face competition from major online companies, academic institutions, governmental agencies, and public and private research institutions, among others.

Any learning product that we successfully develop and commercialize will compete with current learning products. Key product features that would affect our ability to effectively compete with other course offerings include efficiency, security and convenience, and availability. Our competitors fall primarily into the following groups:

●	Online Program Management (OPM) firms, who create and launch educational products for EIs and businesses, using either their own or others’ Learning Management Systems (LMSs).

●	Learning Management System (LMS) technology firms, who offer technology platforms suitable for offering online educational or training products

●	Learning product aggregators, who offer multiple institutions’ or businesses’ learning products on online platforms for direct purchase by learners, or through licenses by institutions.

Many of the companies, colleges, or universities against which we may compete have significantly greater financial resources and expertise in education, software design and development, and have already obtained approvals and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified engineers, scientists, and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs.

We expect that the competitive landscape will continue to expand as the market for online programs at nonprofit institutions matures. We believe the principal competitive factors in our market include the following:

●	brand awareness and reputation;

●	ability of online programs to deliver desired learner outcomes;

●	robustness and evolution of technology offering; and

●	breadth and depth of service offering.

We believe we compete favorably on the basis of these factors. Our ability to remain competitive will depend, to a great extent, on our ability to consistently deliver high-quality offerings; meet client needs for content development; attract, support and retain learners; and deliver desired outcomes for our customers and their learners.

Government Regulation and Product Approval

The education industry is heavily regulated. Institutions of higher education that award degrees and certificates to signify the successful completion of an academic program are subject to regulation from three primary entities, namely, the U.S. Department of Education (the “DOE”), accrediting agencies, and state licensing authorities. Each of these entities promulgates and enforces its own laws, regulations and standards, which we refer to collectively as education laws.

We contract with higher education institutions that are subject to education laws. In addition, we are required to comply with certain education laws as a result of our role as a service provider to institutions of higher education, either directly or indirectly through our contractual arrangements with customers. Our failure, or that of our customers, to comply with education laws could adversely impact our operations. As a result, we work closely with our customers to maintain compliance with education laws.

We will abide by education laws, including incentive compensation rules, misrepresentation rules, accreditation rules and standards, among state and federal regulations. We also closely monitor state law developments and we will work closely with our customers to assist them with obtaining any required approvals.

Our activities on behalf of our customers are also subject to other federal and state laws. These regulations include, but are not limited to, consumer marketing and unfair trade practices laws and regulations, including those promulgated and enforced by the Federal Trade Commission, as well as federal and state data protection and privacy requirements.

Sales and Marketing

We plan to grow our sales and marketing program as we build our customer base, advancing from our small, direct sales force to a distribution network that has existing relationships with colleges, universities, non-profit organizations and businesses.

We also intend to develop a branding strategy to introduce and support our platform. The strategy may include our presence at colleges, universities, and other commercial institutions on a national, state, and regional basis to engage and educate users of our products, as well as engaging in a variety of other direct marketing methods to educational institutions and businesses. We plan to pursue selected business opportunities, including joint developments, collaborations and acquisitions that have the potential to build sales more rapidly. We aim to develop and pursue such opportunities on a consistent basis to grow the Company.

Board of Advisors

Dennis Bernard, Chairman of the Board of Advisors

Mr. Bernard is the founder and President of Bernard Financial Group and Bernard Financial Servicing Group (“BFG”). BFG is the largest commercial mortgage banking firm in Michigan, financing, on average, over $1.0 billion annually. Mr. Bernard has been involved with over 1,200 commercial real estate financial transactions totaling over $18.6 billion. Mr. Bernard specializes in both debt and equity placement with commercial lenders and institutional joint venture participants.

Martha A. Darling, Member

Over the past 22 years, Ms. Darling has held volunteer leadership roles nationally and in Michigan and has consulted on education policy issues for the National Academy of Sciences and other non-profit organizations. Prior to moving to Ann Arbor, Ms. Darling was a Senior Program Manager at The Boeing Company in Seattle, from which she retired in 1998. She joined Boeing in 1987, with assignments in 747 Program Management, Government Affairs and Boeing’s Corporate Offices, where she supported the chief executive officer and other executives. Previously, she was Vice President for Strategic Planning at Seattle-First National Bank and then, on loan from Seattle-First, she served as Executive Director of the Washington Business Roundtable’s Education Study. From 1977 to 1982 she served in Washington, D.C. as White House Fellow and Executive Assistant to Secretary of the Treasury W. Michael Blumenthal and then as Senior Legislative Aide to U.S. Senator Bill Bradley. She has also served as Special Assistant to the Governor of Washington, Research Social Scientist at the Battelle Seattle Research Center, and was a free-lance consultant to the Organization for Economic Cooperation and Development and other international organizations for four years in Paris.

Theodore l. Spencer, Member

Mr. Spencer is Senior Advisor on Admissions Outreach at the University of Michigan. Prior to September 2014, he was Associate Vice Provost and Executive Director of Undergraduate Admissions. Before joining Michigan in 1989, he was an Associate Director of Admissions at the United States Air Force Academy. He is a graduate of the Military Air War College and was one of thirty-five Air Force recruiting commanders in the United States. He is a retired Lieutenant Colonel in the United States Air Force. Early in his career, he was a salesman for the IBM Corporation in the City of Detroit. Ted has presented at numerous professional conferences state-wide, nationally and internationally, and has written and published articles on the college admissions process. He has received numerous awards, and was recognized as the Point Man on Diversity Defense for affirmative action in college admissions. He has previously served as a Trustee for the College Board and on the faculty for the Harvard Summer Institute on College Admissions. Ted holds a M.S. degree in sociology from Pepperdine University and a B.S. in political science from Tennessee State University.

Human Capital Management

General Information About Our Human Capital Resources

As of September 8, 2021, we have 26 total employees, comprised of 22 full-time employees and 4 consultants. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Our Culture

Amesite's mission is to improve the way the world learns. We are passionate about understanding the needs of our learners, and we work hard to build products that deliver—for each and every one. We also believe that supporting our team with a wonderful environment supports and powers us to accomplish our goals. Our values are summarized in our beats—the guideposts for our culture.

●	Judgment beats rules

●	Measurement beats conjecture

●	Humility beats arrogance

●	Honesty beats politeness

●	Growth beats comfort

●	Transparency beats manipulation

●	Passion beats indifference

●	Optimism beats cynicism

Diversity and Inclusion

To truly change how the world learns and improve the learning process and environment for learners across the world, we need to work with a diversity of partners as well as have a diverse workforce. We also must operate with a high degree of awareness of evolving social conditions, social justice – and create policy accordingly. We acknowledge that these measures evolve over time and commit to improving our policies as awareness of social inequities or injustice arise. We believe an equitable and inclusive environment with diverse teams produces more creative solutions and results in better outcomes for our customers, partners, employees, and stakeholders. We strive to attract, retain and promote diverse talent at all levels of the organization. Our management team is 29% female, 21% racially diverse, and 43% female or racially diverse. The entire Amesite team is 46% female, 21% racially diverse, and 54% female or racially diverse. Additional information regarding Amesite’s social impact can be found in our 2021 ESG Report available at www.amesite.com.

Corporate Information

The Company was incorporated in November 2017. On September 18, 2020, we consummated a reorganizational merger (the “Reorganization”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 14, 2020, whereby Amesite Inc. (“Amesite Parent”), our former parent corporation, merged with and into us, with our Company resulting as the surviving entity. In connection with the same, we filed a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware, and changed our name from “Amesite Operating Company” to “Amesite Inc.” The stockholders of Amesite Parent approved the Merger Agreement on August 4, 2020. The directors and officers of Amesite Parent became our directors and officers.

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

Our corporate headquarters are located at 607 Shelby Street, Suite 700 PMB 214, Detroit, Michigan 48226, and our telephone number is (734) 876-8130. We maintain a website at www.amesite.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to our Business

We have a short operating history in online programs and may fail to grow our customer base.

We were incorporated in November 2017, and have no operating history in offering online courses. Historically, we have had no significant tangible assets other than cash. If our assumptions about market needs are incorrect, we may fail to launch courses and gain initial customers. Even if we launch courses in a timely manner, our assumptions regarding recovery of upfront costs and growth of revenue may differ substantially from reality, in which case we will fail to achieve our revenue goals.

We have not developed a strong customer base and we have not generated sustainable revenue since inception. There can be no assurance that we will be able to do so in the future. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business.

We have not yet developed a strong customer base and we have not generated sustainable revenue since inception. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Maintaining and improving our platform will require significant capital. We will also incur substantial accounting, legal and other overhead costs as a public company. If our offerings to customers are unsuccessful, result in insufficient revenue or result in us not being able to sustain revenue, we will be forced to reduce expenses, which may result in an inability to gain new customers.

There has historically been substantial doubt about our ability to continue as a going concern.

We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended June 30, 2021 and 2020, we had net losses of $11,586,292 and $4,170,303, respectively. At June 30, 2020, we concluded that there were conditions that raised substantial doubt about our ability to continue as a going concern. On August 2, 2021, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell up to $16.5 million of shares of common stock. The Company’s net proceeds under the Lincoln Park Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which the Company sells shares to Lincoln Park. The Company expects that any net proceeds it receives from such sales to Lincoln Park will be used for general corporate purposes, including working capital.  However, uncertainty remains regarding our ability to implement our business plan and to grow our business without additional financing. Our long-term future growth and success is dependent upon our ability to raise additional capital and implement our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources.

Our business model relies on us successfully licensing our platform and providing services to colleges, universities, and businesses for creation and online delivery of their learning products. If we fail to attract customers, or to negotiate agreements with them that provide us with sustainable revenue, it will impair our ability to operate and grow our business.

We may not be able to convince educational institutions and businesses that our methods will produce better outcomes than their current approaches to online learning products, in a cost-effective manner. We may also not be able to convince them to dedicate significant resources to moving courses onto our platform and gain their trust in operating them collaboratively. If our learning products are not better, or only modestly better than the incumbent versions, we will be unable to grow and gain more customers, which will materially harm our business.

We will be relying on our college and university customers to drive enrollment and revenue and continue to license our platform and pay for our services.

Factors within and outside of our control will affect enrollments and include the following:

●	Negative perceptions about online courses. Students may reject the opportunity to take courses online, when residential courses are offered as an option, due to negative perceptions of online education.

●	Ineffective marketing efforts. Our customers’ marketing efforts are required to drive enrollment of our online courses. If our customers fail to successfully execute our marketing strategies, they may not continue to license our platform.

●	Damage to customer reputation. Our customers’ rankings, reputation and marketing efforts strongly affect enrollments, none of which we control. If we fail to gain customers with strong, stable reputations and rankings, they will fail to achieve stable enrollments.

●	Lack of subscription to our courses. We do not control the courses required for a degree by our customers, and if the courses we offer do not build to a degree, enrollments could suffer.

●	Reduced enrollment in higher education due to lack of funding. Significant reductions in student funding, through grants or loans, would reduce enrollments in courses on our platform and could adversely affect our business model.

●	General economic conditions. Any contraction in the economy could be expected to reduce enrollment in higher education, whether by reducing funding, reducing corporate allowances for continuing education, general reductions in employment or savings or other factors. Any of these could substantially reduce licensing of our platform.

We will be relying on our enterprise customers to prioritize providing online learning programs to train or upskill their workforces.

Factors within and outside of our control will affect enrollments and include the following:

●	General economic conditions. Any contraction in the economy could be expected to cause business leaders to deprioritize workforce training.

●	Negative perceptions about online courses. Workers may reject the opportunity to take courses online through their employers.

We will face intense competition, which may cause pricing pressures, decreased gross margins and loss of market share and may materially and adversely affect our business, financial condition and results of operations.

We will compete with other online education services companies, and colleges and universities themselves. We expect competition in our markets to intensify as new competitors enter the online education market, existing competitors merge or form alliances and new technologies emerge. Our competitors may introduce new solutions and technologies that are superior to our platform. Certain of our competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

Increased competition could also result in pricing pressures, declining average selling prices for our service model, decreased gross margins and loss of market share. We will need to make substantial investments to develop these enhancements and technologies to our platform, and we cannot assure investors that we will have funds available for these investments or that these enhancements and technologies will be successful. If a competing technology emerges that is, or is perceived to be, superior to our existing technology and we are unable to adapt and compete effectively, our market share and financial condition could be materially and adversely affected, and our business, revenue, and results of operations could be harmed.

We are dependent on the services of certain key management personnel, employees, advisors and consultants.  If we are unable to retain or motivate such individuals or hire qualified personnel, we may not be able to grow effectively.

We depend on the services of a number of key management personnel, employees, advisors and consultants and our future performance will largely depend on the talents and efforts of such individuals. We do not currently maintain “key person” life insurance on any of our employees, except for our Chief Executive Officer. The loss of one or more of such key individuals, or failure to find a suitable successor, could hamper our efforts to successfully operate our business and achieve our business objectives. Our future success will also depend on our ability to identify, hire, develop, motivate and retain highly skilled personnel. Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and/or retaining and motivating our existing employees. Future acquisitions by us may also cause uncertainty among our current employees and employees of the acquired entity, which could lead to the departure of key individuals. Such departures could have an adverse impact on the anticipated benefits of an acquisition.

We have risk factors within and outside of our control that may inhibit our ability to deliver products on our platform.

Our customers will rely on us to deliver a stable platform, with correct measures of performance in a manner that instructors, lecturers, graduate student assistants and professors can easily use.

Even if we are successful in delivering a stable platform, our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results:

●	our ability to compete effectively;

●	our ability to continue to attract users to our platform;

●	our ability to attract new customers to our platform;

●	our ability to attract colleges and universities to our platform;

●	the mix in our net revenues generated from customers and colleges and universities;

●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

●	our focus on long term goals over short-term results;

●	the results of our investments in risky projects;

●	general economic conditions and those economic conditions specific to our online courses;

●	our ability to keep our platform operational at a reasonable cost and without service interruptions;

●	the success of our geographical and product expansion;

●	our ability to attract, motivate and retain top-quality employees;

●	foreign, federal, state or local government regulation that could impede our ability to operate our platform;

●	our ability to upgrade and develop our systems, infrastructure and products;

●	new technologies or services that block our platform and user adoption of these technologies;

●	the costs and results of litigation that we may face;

●	our ability to protect our intellectual property rights;

●	our ability to forecast revenue;

●	our ability to manage fraud and other activities that violate our terms of services;

●	our ability to successfully integrate and manage our colleges and universities; and

●	geopolitical events such as war, threat of war, or terrorist actions.

We may have risks related to our financial condition.

We have a history of losses, will need substantial additional funding to continue our operations and may not achieve or sustain profitability in the future.

Our operations have consumed substantial amounts of cash since inception. We do not expect more than nominal revenues until at least some point during the fiscal year ending June 30, 2022. If our expectations prove incorrect, our business, operating results and financial condition will be materially and adversely affected. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our platform, invest in marketing, sales and distribution of our platform to grow our business, acquire customers, and commercialize our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these increased expenses. In addition, we expect to incur significant expenses related to regulatory requirements, and our ability to obtain, protect, and defend our intellectual property rights.

We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we may need to obtain substantial additional funding in order to continue our operations. We cannot assure you that such additional funding will be available on favorable terms, or at all.

We may have risks related to managing any growth we may experience.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

While there are currently no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities. In connection with these acquisitions or investments, we may:

●	issue shares of our common stock or other forms of equity that would dilute our existing stockholders’ percentage of ownership;

●	incur debt and assume liabilities; and

●	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that such acquisition will ultimately strengthen our competitive position or that such acquisition will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our expected operations, including:

●	problems integrating the purchased business, products or technologies;

●	challenges in achieving strategic objectives, cost savings and other anticipated benefits;

●	increases to our expenses;

●	the assumption of significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;

●	inability to maintain relationships with prospective key customers, vendors and other business partners of the acquired businesses;

●	diversion of management’s attention from their day-to-day responsibilities;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	entrance into marketplaces where we have limited or no prior experience and where competitors have stronger marketplace positions;

●	potential loss of key employees, particularly those of the acquired entity;

●	that historical financial information may not be representative or indicative of results as a combined entity; and

●	that our business and operations would suffer in the event of system failures, and our operations are vulnerable to interruption by natural disasters, terrorist activity, power loss and other events beyond our control, the occurrence of which could materially harm our business.

If our security measures or those of our future business partners are breached or fail and result in unauthorized disclosure of data, we could lose customers and/or fail to attract new customers. Such breach or failure could also harm our reputation and expose us to protracted and costly lawsuits.

Our platform and computer systems store and transmit proprietary and confidential information that is subject to stringent legal and regulatory obligations. Due to the nature of our product, we face an increasing number of threats to our platform and computer systems including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. Our cybersecurity measures or those of our future business partners may be unable to anticipate, detect or prevent all attempts to compromise our systems or that of our future business partners. Our internal computer systems and those of our future business partners are or may also be vulnerable to telecommunication and electrical failures, the occurrence of which could result in material disruptions of our services. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new customers, cause existing customers to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Such issues could also cause a delay in the further development of our new technology for online education. Any reputational damage resulting from breach of our systems or disruption of our services could create distrust of our company by prospective customers. We do not currently have cyber risk insurance. In the event that we obtain one, such insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

We may have risks related to regulatory requirements.

Online education is subject to ongoing regulatory obligations and review. Maintaining compliance with these requirements may result in significant additional expense to us and any failure to maintain such compliance could cause our business to suffer.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and other costs. These enforcement actions could harm our business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control and the impact of health and safety concerns, such as those relating to the current coronavirus pandemic (“COVID-19”) . The recent global financial crisis in connection with COVID-19 has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Related to Our Common Stock

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On August 2, 2021, we entered into the Lincoln Park Purchase Agreement and on that date we sold 759,109 shares of our common stock to Lincoln Park in an initial purchase under the Lincoln Park Purchase Agreement for a total purchase price of $1,500,000. We also issued 152,715 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Lincoln Park Purchase Agreement. In addition, at any time following the twentieth business day after the after the satisfaction of certain conditions set forth in the Lincoln Park Purchase Agreement, including that the SEC has declared effective the registration statement and that such registration statement remains effective, which we refer to as the “Commencement Date,” we have the option to direct Lincoln Park to purchase up to an additional $1,000,000 of shares of common stock, subject to conditions and limitations set forth in the Lincoln Park Purchase Agreement. The remaining shares of our common stock that may be issued under the Lincoln Park Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 24-month period beginning on the Commencement Date. The purchase price for the shares that we may sell to Lincoln Park under the Lincoln Park Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

Subject to the terms of the Lincoln Park Purchase Agreement, we generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Lincoln Park Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

It is not possible to predict the actual number of shares we will sell under the Lincoln Park Purchase Agreement, or the actual gross proceeds resulting from those sales.

On August 2, 2021, we entered into the Lincoln Park Purchase Agreement, pursuant to which Lincoln Park has committed to purchase up to $16.5 million in shares of our common stock, subject to certain limitations and conditions set forth in the Lincoln Park Purchase Agreement. The shares of our common stock that may be issued under the Lincoln Park Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over an approximately 24-month period commencing on the Commencement Date.

We generally have the right to control the timing and amount of any sales of our shares of common stock under the Lincoln Park Purchase Agreement. Sales of our common stock, if any, under the Lincoln Park Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the Lincoln Park Purchase Agreement.

Because the purchase price per share to be paid by Lincoln Park for the shares of common stock that we may elect to sell under the Lincoln Park Purchase Agreement, if any, will fluctuate based on the market prices of our common stock at the time we elect to sell pursuant to the Lincoln Park Purchase Agreement, if any, it is not possible for us to predict, as of the date hereof and prior to any such sales, the number of shares of common stock that we will sell under the Lincoln Park Purchase Agreement, the purchase price per share that Lincoln Park will pay for shares (other than the Initial Purchase Shares) purchased from us under the Lincoln Park Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases under the Lincoln Park Purchase Agreement.

Moreover, although the Lincoln Park Purchase Agreement provides that we may sell up to an aggregate of $16.5 million of our common stock to Lincoln Park, we are presently only seeking to register 4,200,000 shares of our common stock for resale by Lincoln Park, consisting of (i) the 759,109 Initial Purchase Shares that we issued to Lincoln Park in the initial purchase upon our execution of the Lincoln Park Purchase Agreement on August 2, 2021, (ii) the 152,715 Commitment Shares that we previously issued to Lincoln Park upon execution of the Lincoln Park Purchase Agreement as consideration for its commitment to purchase our common stock under the Lincoln Park Purchase Agreement and (ii) up to 3,288,176 shares of common stock that we may elect to sell to Lincoln Park, in our sole discretion, from time to time from and after the Commencement Date under the Lincoln Park Purchase Agreement. If after the Commencement Date we elect to sell to Lincoln Park all of the 3,288,176 shares of common stock that are available for sale by us to Lincoln Park in Regular Purchases under the Lincoln Park Purchase Agreement, depending on the market prices of our common stock during the applicable Regular Purchase valuation period for each Regular Purchase made pursuant to the Lincoln Park Purchase Agreement, the actual gross proceeds from the sale of all such shares may be substantially less than the $16.5 million total purchase commitment available to us under the Lincoln Park Purchase Agreement, which could materially adversely affect our liquidity.

If it becomes necessary for us to issue and sell to Lincoln Park under the Lincoln Park Purchase Agreement more than the 4,200,000 shares in order to receive aggregate gross proceeds equal to the Total Commitment of $16.5 million under the Lincoln Park Purchase Agreement, we must first (i) obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap under the Lincoln Park Purchase Agreement in accordance with applicable Nasdaq rules, unless the average per share purchase price paid by Lincoln Park for all shares of common stock sold under the Lincoln Park Purchase Agreement equals or exceeds $2.1080, in which case, under applicable Nasdaq rules, the Exchange Cap limitation will not apply to issuances and sales of common stock under the Lincoln Park Purchase Agreement, and (ii) file with the SEC one or more additional registration statements to register under the Securities Act the resale by Lincoln Park of any such additional shares of our Common Stock we wish to sell from time to time under the Lincoln Park Purchase Agreement, which the SEC must declare effective, in each case before we may elect to sell any additional shares of our Common Stock to Lincoln Park under the Lincoln Park Purchase Agreement. Any issuance and sale by us under the Lincoln Park Purchase Agreement of a substantial amount of shares of common stock in addition to the 4,200,000 shares of common stock by Lincoln Park could cause additional substantial dilution to our stockholders. The number of shares of our common stock ultimately offered for sale by Lincoln Park is dependent upon the number of shares of common stock we ultimately sell to Lincoln Park under the Lincoln Park Purchase Agreement.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the Lincoln Park Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to Lincoln Park. If and when we do elect to sell shares of our Common Stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement, after Lincoln Park has acquired such shares, Lincoln Park may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from Lincoln Park in the open market at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Lincoln Park in the open market as a result of future sales made by us to Lincoln Park at prices lower than the prices such investors paid for their shares in this offering.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

We may direct Lincoln Park to purchase up to $16,500,000 worth of shares of our common stock under our agreement over a 24-month period generally in amounts up to 50,000 shares of our common stock (such purchases, “Regular Purchases”), which may be increased to up to 150,000 shares of our common stock depending on the market price of our common stock at the time of sale, and, Lincoln Park’s committed obligation under any Regular Purchase shall not exceed $1,000,000.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $16,500,000 under the Lincoln Park Purchase Agreement to Lincoln Park, we may still need additional capital to finance our future production plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our management will have broad discretion over the use of the net proceeds from our sale of shares of common stock to Lincoln Park, you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from our sale of shares of common stock to Lincoln Park. Accordingly, our shareholders will be relying on the judgment of our management with regard to the use of those net proceeds, and will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the Nasdaq Capital Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, the current level of trading may not be sustained in the future. The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the fair market value of their shares and may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire additional intellectual property assets by using our shares as consideration.

The price of our common stock may fluctuate substantially.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this prospectus, are:

●	sale of our common stock by our shareholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financing;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	our ability to attract new customers;

●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our shareholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock after the closing of this offering, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to shareholders will therefore be limited to the increase, if any, of our share price.

We are an “emerging growth company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, small-cap issuers have experienced significant stock price volatility, particularly when associated with regulatory requirements by governmental authorities, which our industry now increasingly faces. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

The Nasdaq Capital Market may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As of the date of this prospectus, our common stock listed on the Nasdaq Capital Market on or promptly after the date of this prospectus. Although we expect to continue to meet the Nasdaq Capital Market’s continued listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq Capital Market in the future. In order to continue to have our securities listed on the Nasdaq Capital Market, we must maintain and comply with certain standards including, but not limited to, standards relating to corporate governance, stockholders equity and market value of listed securities. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market our securities may be delisted from the Nasdaq Capital Market. If our securities are delisted from the Nasdaq Capital Market, we could face significant adverse consequences including, but not limited to:

●	a limited availability of market quotations for our securities;

●	a limited amount of news and analyst coverage for our Company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company, we incur significant additional legal, accounting and other expenses that we did not incur as a privately company. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This prospectus does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our shareholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of September 8, 2021, own approximately 42% of our common stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between the Company and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

Our certificate of incorporation provides that unless the Company consents in writing to the selection of an alternative forum, the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against the Company, its directors, officers, employees or agents governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our certificate of incorporation contains a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Corporation are deemed to have notice of and consented to this provision. The Supreme Court of Delaware has held that this type of exclusive federal forum provision is enforceable. There may be uncertainty, however, as to whether courts of other jurisdictions would enforce such provision, if applicable.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and other employees. Alternatively, if a court were to find our choice of forum provisions contained in either our certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, results of operations, and financial condition.

Certain provisions of our certificate of incorporation and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in stockholders’ interest.

Our certificate of incorporation and the Delaware General Corporation Law contain certain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. We also are subject to the anti-takeover provisions of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibits the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. The statutes and our certificate of incorporation have the effect of making it more difficult to effect a change in control of our Company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 607 Shelby Street, Suite 700 PMB 214, Detroit, Michigan 48226. The lease term for our office and laboratory space in Ann Arbor, Michigan commenced in November 2017 with an expiration date of May 5, 2019 (the “Ann Arbor Lease”). In March 2019, the Ann Arbor Lease was extended through May 2022 with monthly payments of $7,942 through May 2022. In May 2020, we terminated the Ann Arbor Lease and began operating remotely with no further lease obligations.

We believe that our existing remote environment is adequate for our current needs. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is trading on the Nasdaq Capital Market under the symbol “AMST.” As of September 8, 2021, there were approximately 51 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On September 8, 2021, the closing price of our common stock was $1.94.

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the year ended June 30, 2021, 482,000 options to purchase common stock were issued to employees under our 2018 Equity Incentive Plan.

On November 3, 2020 the Company issued 69,709 shares of its common stock totaling approximately $290,000 to various consulting firms in exchange for strategic investor relations services. These shares vested immediately upon issuance.

On December 14, 2020, the Company issued 106,383 shares of its common stock totaling approximately $500,000 in value, respectively, to various consulting firms in exchange for strategic investor relations services. These shares vested immediately upon issuance.

In June 2021, the Company issued an additional 39,437 shares of its common stock totaling approximately $220,000 to a consulting firm for strategic investor relations services. These shares vested immediately upon issuance.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report. You should review the disclosure under the heading “Risk Factors” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the twelve months ended June 30, 2021 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Annual Report on Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles (“GAAP”). You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and the requirements of the Securities and Exchange Commission.

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

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 20 months from the closing date of the agreement. Stock warrants issued have a term of five years from the closing date of the respective private placements. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 4 and 6 in the “Notes to Financial Statements”.

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with our businesses, colleges and universities and non-profit organizations to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. Revenue related to our licensing arrangements is generally recognized ratably over the contract term commencing upon platform delivery. Revenue related to licensing arrangements recognized in a given time period will consist of contracts that went live in the current period or that went live in previous periods and are currently ongoing.

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

Contract Fulfilment Costs

We may incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract (i.e. on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates). There were no costs to fulfill capitalized or amortized as of June 30, 2021 or June 30, 2020.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of June 30, 2021 and June 30, 2020.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of June 30, 2021 and June 30, 2020, we do not have any contract assets.

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

Results of Operations

Fiscal year ended June 30, 2021 compared to June 30, 2020

Revenue

We generated revenues of $674,580 for the year ended June 30, 2021 as compared to $59,749 for the year ended June 30, 2020. Revenue growth compared to prior year for the twelve months ended June 30, 2021 was primarily driven by growth in the sale of annual license fees and associated implementation and customization services. In addition, increases in variable revenue related to customer user fees also contributed to the year-over-year increase.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the year ended June 30, 2021 were $4,620,431 as compared to $2,046,968 for the year ended June 30, 2020. The increase of $2,573,463 is due primarily to the hiring of new team members and associated increases in compensation costs as well as incremental professional fees.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

As we worked in 2021 to position Amesite to close repeatable sales, we continued to create features and capabilities that supported customer needs at larger scale. On March 1, 2021, we announced the successful implementation of our whole enterprise solution for The Henry Ford Museum of American Innovation. We were able to provide their organization with the ability to migrate their entire training system into our AI-backed ecosystem, enabling them to achieve their goals of teaching and inspiring the next generation of innovators and inventors more efficiently. On June 2, 2021, we announced the launch of our services on Microsoft Azure. By tapping into the strength of Azure, our platform will be available to a much wider audience in a way that is far easier to access than traditional continuing education setups. As a Microsoft Partner we had access to the Azure FastTrack for ISV program, where we engaged with senior level engineers to help us develop a truly cloud-native solution. Through Microsoft’s partner program, we can reach a vast network of professionals through Microsoft’s connections to universities and companies across the country, on Microsoft Azure.

We believe that our continuous investment in our platform technology is a key factor in our product differentiation. We delivered our third generation (Gen 3) platform in January 2020, and have continued work on the next generation of the Amesite platform (Gen 4); and we are targeting availability by the end of Q1 2022. We believe that our strong reviews and high learner retention are proof points on our product and will help drive sales. We are targeting maintaining these reviews with larger programs throughout our 2022 fiscal year.

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

Technology and content development expenses for the year ended June 30, 2021 were $2,276,555 as compared to $1,346,172 for the year ended June 30, 2020. The increase of $930,383 is due primarily to contract services that support the development of our technology platforms and amortization of capitalized software costs.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

We significantly increased expenditures on sales and marketing in 2021. This was primarily driven by growth in our sales team and an associated increase in digital marketing spend to drive lead generation and grow pipeline to support our growing team. In 2021 we also continued our focus on creation of value-added content and social posts including the release of case studies with both The Henry Ford Museum of American Innovation and Wayne State University.

We have demonstrated the ability to deliver solutions for whole enterprises, including enterprises that offer paid learning opportunities for other enterprises or individuals. We strive to be agile and aggressive in pursuing contracts at larger scales, even as we continue to provide services to companies and universities for specific programs and applications. We plan to pursue selected business opportunities, including joint developments, collaborations and acquisitions that have the potential to build sales more rapidly. We aim to develop and pursue such opportunities on a consistent basis to grow the Company.

Sales and marketing expenses for the year ended June 30, 2021 were $1,751,606 as compared to $748,993 for the year ended June 30, 2020. The increase of $1,002,613 is due primarily to increased personnel and personnel-related costs and increased contracted services related to various search engine, social media and advertising costs.

Interest Income. For the year ended June 30, 2021, interest income totaled $1,593 as compared to interest income of $17,158 for the year ended June 30, 2020.

Interest Expense. Interest expense (including amortization of issuance costs) amounted to $3,613,873 for the year ended June 30, 2021 as compared to interest expense of $105,077 for the year ended June 30, 2020. See Note 7 to Notes to Financial Statements.

Net Loss. Primarily as a result of the increased operating expenses noted above, our net loss for the year ended June 30, 2021 was $11,586,292 as compared to a net loss for the year ended June 30, 2020 of $4,170,303.

Capital Expenditures

During the years ended June 30, 2021 and 2020, we had capital asset additions of $842,326 and $795,748, respectively, which were comprised of $768,899 and $784,987 respectively, in capitalized technology and content development, and $73,427 and $10,761, respectively, of property and equipment, including primarily computer equipment and software. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Financial position, liquidity, and capital resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $11,586,292 and $4,170,303 for the years ended June 30, 2021 and June 30, 2020, respectively.

During the period from November 14, 2017 (date of incorporation) to June 30, 2020, we raised net proceeds of approximately $11,300,000 from private placement financing transactions (stock and debt). On September 25, 2020, the Company completed the Offering of 3,000,000 shares of its common stock, $0.0001 par value per share, at an offering price of $5.00 per share (total net proceeds of approximately $12,800,000 after underwriting discounts, commissions, and other offering costs). As of June 30, 2021, our cash balance totaled $10,713,091.

At present, we believe that our cash balances and available liquidity should be sufficient to satisfy our anticipated operating and investing needs for at least the next 12 months.

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Amesite Inc.

Financial Statements

June 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Amesite Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amesite, Inc. (the "Company") as of June 30, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte and Touche LLP

Detroit, MI

September 9, 2021

We have served as the Company's auditor since 2017.

Amesite Inc.

Balance Sheets

	Years Ended June 30,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$10,713,091	$4,093,874
Accounts receivable	51,120	61,120
Prepaid expenses and other current assets	299,389	227,274
Property and Equipment - Net (Note 3)	100,590	45,308
Capitalized Software - Net	1,312,643	1,277,097
Total assets	$12,476,833	$5,704,673
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$139,754	$112,053
Notes payable (Note 7)	-	2,025,600
Accrued and other current liabilities:
Accrued compensation	199,908	62,485
Deferred revenue	333,200	380,000
Other accrued liabilities	68,881	124,639
Total current liabilities	741,743	2,704,777
Stockholders’ Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 20,571,682 and 16,231,820 shares issued and outstanding at June 30, 2021 and 2020, respectively	2,066	1,583
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and 2020	-	-
Additional paid-in capital	31,950,117	11,629,114
Accumulated deficit	(20,217,093)	(8,630,801)
Total stockholders’ equity	11,735,090	2,999,896
Total liabilities and stockholders’ equity	$12,476,833	$5,704,673

See notes to financial statements.

Amesite Inc.

Statements of Operations

	Years Ended June 30,
	2021	2020
Net Revenue	$674,580	$59,749
Operating Expenses
General and administrative expenses	4,620,431	2,046,968
Technology and content development	2,276,555	1,346,172
Sales and marketing	1,751,606	748,993
Total operating expenses	8,648,592	4,142,133
Other Income (Expense)
Interest income	1,593	17,158
Interest expense	(3,613,873)	(105,077)
Total other income (expense)	(3,612,280)	(87,919)
Net Loss	$(11,586,292)	$(4,170,303)
Loss per Share
Basic loss per share	$(0.59)	$(0.27)
Weighted average shares outstanding	19,500,251	15,380,669

See notes to financial statements.

Amesite Inc.

Statements of Stockholders’ Equity

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance - July 1, 2019	$1,309	$6,304,118	$(4,460,498)	$1,844,929
Net loss	-	-	(4,170,303)	(4,170,303)
Issuance of common stock	274	4,769,948	-	4,770,222
Stock option compensation expense	-	555,048	-	555,048
Balance - June 30, 2020	1,583	11,629,114	(8,630,801)	2,999,896
Net loss	-	-	(11,586,292)	(11,586,292)
Issuance of common stock	322	13,805,508	-	13,805,830
Cashless exercise of common stock warrants	48	(48)	-	-
Conversion of notes payable	113	5,639,248	-	5,639,361
Stock option compensation expense	-	876,295	-	876,295
Balance - June 30, 2021	$2,066	$31,950,117	$(20,217,093)	$11,735,090

See notes to financial statements.

Amesite Inc.

Statements of Cash Flows

	Years Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(11,586,292)	$(4,170,303)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	751,498	522,257
Amortization of debt issuance costs	182,900	79,000
Impairment expense - property and equipment	-	15,305
Stock compensation expense	876,295	555,048
Value of common stock issued in exchange for consulting services	1,009,601	-
Interest expense on notes payable converted to common stock	3,430,858	-
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	10,000	(61,120)
Prepaid expenses and other assets	(72,115)	(124,432)
Deferred revenue	(46,800)	380,000
Accounts payable	27,701	(95,490)
Accrued compensation	137,423	13,841
Accrued and other liabilities	(55,755)	75,792
Net cash and cash equivalents used in operating activities	(5,334,686)	(2,810,102)
Cash Flows from Investing Activities
Purchase of property and equipment	(73,427)	(10,761)
Investment in capitalized software	(768,899)	(784,987)
Net cash and cash equivalents used in investing activities	(842,326)	(795,748)
Cash Flows from Financing Activities
Issuance of common stock – net of offering costs	12,796,229	4,770,222
Issuance of convertible notes payable – net of issuance costs	-	1,920,600
Net cash and cash equivalents provided by financing activities	12,796,229	6,690,822
Net Increase in Cash and Cash Equivalents	6,619,217	3,084,972
Cash and Cash Equivalents - Beginning of year	4,093,874	1,008,902
Cash and Cash Equivalents - End of year	$10,713,091	$4,093,874
Significant Noncash Transactions
Acquisition of capitalized software included in accounts payable	95,387	70,803
Conversion of convertible notes payable, including accrued interest of $73,315, into 1,127,872 shares of common stock	2,255,745	-
Issuance of common stock in exchange for consulting services	1,009,601	-

See notes to financial statements.

Amesite Inc.

Notes to Financial Statements

Note 1 – Nature of Business

Amesite Inc. (the “Company”) was incorporated in November 2017. The Company is an artificial intelligence (“AI”) driven platform and course designer that provides customized, high performance and scalable online products for schools and businesses. The Company uses machine learning to provide a novel, mass customized experience to learners. The Company’s customers are businesses, universities and colleges, and K-12 schools. The Company’s activities are subject to significant risks and uncertainties. The Company’s operations are considered to be in one segment.

On September 18, 2020 (the “Effective Date”), we consummated a reorganizational merger (the “Reorganization”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 14, 2020, whereby we merged with and into Amesite Inc. (“Amesite Parent”) our former parent corporation, with our Company resulting as the surviving entity. In connection with the same, we filed a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware, and changed our name from “Amesite Operating Company” to “Amesite Inc.” The stockholders of Amesite Parent approved the Merger Agreement on August 4, 2020. The directors and officers of Amesite Parent became our directors and officers.

Pursuant to the Merger Agreement, on the Effective Date, each share of the Amesite Parent’s common stock, $0.0001 par value per share, issued and outstanding immediately before the Effective Date, was converted, on a one-for-one basis, into shares of common stock of the Company.

Additionally, each option or warrant to acquire shares of Amesite Parent outstanding immediately before the Effective Date was converted into and became an equivalent option to acquire shares of common stock of the Company, upon the same terms and conditions.

As discussed in Note 4, the Company completed a stock offering through which it raised approximately $12,800,000. These funds have been, and continue to be, utilized to execute the Company’s strategic growth plans, including hiring additional sales staff as well as product engineers.

Note 2 – Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). The Company has a fiscal year with a June 30 year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Amesite Inc.

Notes to Financial Statements

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

In instances wherein inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) that was insured by the FDIC at year end was $250,000.

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

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $733,000 and $482,000 for the years ended June 30, 2021 and 2020, respectively and is included in Technology and content development in the Statements of Operations. Accumulated amortization at June 30, 2021 and 2020 was $1,337,779 and $604,426, respectively.

Revenue Recognition

On July 1, 2019, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments using the modified retrospective transition method and concluded that doing so did not have a material impact on the amount and timing of either our revenue or costs. As part of our assessment, we completed reviews of our contracts and evaluated our costs, including costs of obtaining contracts with our university partners and costs associated with content development. Certain of these contract and content costs will be capitalized under the new standard. The adoption of ASU 2014-09 did not have a material impact as of July 1, 2019, and no cumulative adjustment was recorded.

We generate substantially all of our revenue from contractual arrangements with our businesses, colleges and universities, and non-profit organizations to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the year-end June 30, 2021 and 2020, we recognized revenue from contracts with customers of $674,580 and $59,749, respectively, of which $163,655 and $0, respectively, related to services transferred at a point in time and the remainder related to services provided over time.

Amesite Inc.

Notes to Financial Statements

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

Occasionally, we will provide professional services, such as custom development, non-complex implementation activities, training, and other various professional services. We evaluate these services to determine if they are distinct and separately identifiable in the context of the contract. In our contracts with customers that contain multiple performance obligations as a result of this assessment, we allocate the transaction price to each separate performance obligation on a relative standalone selling price basis. Standalone selling prices of our solutions and services are typically estimated based on observable transactions when the solutions or services are sold on a standalone basis. When standalone selling prices are not observable, we utilize a cost plus margin approach to allocate the transaction price.

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

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our customers are private and public learning institutions across various domestic regions

●	The majority of our customers have annual payment terms

The following table shows revenue from contracts with customers by customer type for the year-ended June 30:

Customer Type	2021	2020
Enterprise	$553,703	$-
K12	67,895	-
University	52,982	59,749
Total	$674,580	$59,749

Amesite Inc.

Notes to Financial Statements

Contract Fulfilment Costs

We may incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract (i.e. on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates). There were no costs to fulfill capitalized or amortized as of June 30, 2021 or 2020.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of June 30, 2021 or 2020.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of June 30, 2021 and 2020, we do not have any contract assets.

Contract liabilities as of each balance sheet date represents the excess of amounts billed or received as compared to amounts recognized in revenue on our statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on our balance sheets as deferred revenue. We generally receive payments prior to completion of the service period and our performance obligations. These payments are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

Some contracts also involve annual license fees, for which upfront amounts are received from customers. In these contracts, the license fees received in advance of the platform’s launch are recorded as contract liabilities.

The following table provides information on the changes in the balance of contract liabilities for the year ended June 30:

	2021	2020
Opening balance	$380,000	$-
Billings	627,780	439,749
Less revenue recognized from continuing operations (net of cancellations):	(674,580)	(59,749)
Closing balance	$333,200	$380,000

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

Income Taxes

A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Risks and Uncertainties

The Company operates in an industry subject to rapid change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, and other risks associated with an early-stage company, including the potential risk of business failure.

Amesite Inc.

Notes to Financial Statements

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a novel coronavirus as a “pandemic.” First identified in late 2019 and known now as COVID-19, the outbreak has impacted thousands of individuals worldwide. In response, many countries, including the United States, have implemented measures to combat the outbreak which have impacted global business operations. While management believes the Company has adjusted its operations to mitigate effects of the outbreak, the emergence of new variants could continue to pose downside risk as the potential for further lockdowns could slow pipeline growth and negatively impact sales. The extent of the impact cannot be reasonably estimated at this time.

Going Concern

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses since its inception and is working to establish a stabilized source of revenues sufficient to cover costs over an extended period of time. The Company has sufficient cash on hand or available liquidity that can be utilized to fund future operations for at least twelve months from the date of issuance of the financial statements. We do not believe there are events or conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. At June 30, 2021 and June 30, 2020, the Company had 4,456,364 and 5,008,148 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the years ended June 30, 2021 and 2020, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Stock-Based Payments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 Compensation-Stock Compensation requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. The Company accounts for shares of common stock, stock options and warrants issued to employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received.

The Company accounts for stock options and restricted shares of common stock issued to non-employees in accordance with the FASB ASC Subtopic 505-50 “Equity-Based Payments to Non-Employees”. Accordingly, the fair value of the stock compensation issued to non-employees is based upon the measurement date as determined at the earlier of either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. As a measurement date has not yet been reached for the stock options outstanding held by non-employees, the Company re-measures these outstanding options to fair value at each reporting period. The Company has estimated the fair value of those services performed through June 30, 2021, and recorded an expense in the statement of operations.

Note 3 – Property and Equipment Net

Property and equipment are summarized as follows:

	June 30, 2021	June 30, 2020
Furniture and fixtures	36,960	10,000
Computer equipment and software	100,519	54,052
Total cost	137,479	64,052
Accumulated depreciation	36,889	18,744
Property and equipment net	$100,590	$45,308

Depreciation expense for the years ended June 30, 2021 and 2020 was $18,145 and $39,805, respectively.

Amesite Inc.

Notes to Financial Statements

Note 4 – Common Stock

On September 25, 2020, the Company completed an offering (“Offering”) of 3,000,000 shares of its common stock, $0.0001 par value per share, at an offering price of $5.00 per share (total net proceeds of approximately $12,800,000 after underwriting discounts, commissions, and other offering costs). In connection with the Offering, the Company has agreed to issue five (5) year warrants to the placement agent to purchase five (5%) of the common shares sold for an exercise price equal to $6.00. Total warrants of 150,000 were issued to the underwriter on September 29, 2020.

The Company measures the warrants using the Black-Scholes Model (“BSM”) to estimate their fair value. The fair value of the warrants issued in connection with the Offering was approximately $249,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 45.00%; (ii) risk-free interest rate of .14%; and (iii) expected life of the warrants of 5 years. The warrants are included within issuance of common stock in the Statement of Stockholders’ Equity

In connection with the Offering, the Company converted its outstanding convertible notes payable into 1,127,872 shares of its common stock (Note 7).

Additionally, in connection with the Offering, the Company cancelled 126,532 warrants previously issued to nonemployees in exchange for professional services to meet certain offering listing requirements, of which 6,665 were replaced and deemed vested in full. As a result, the Company recorded approximately $15,000 of additional warrant expense, which was recorded as additional paid-in-capital.

On November 3, 2020 and December 14, 2020, the Company issued 69,709 shares of its common stock totaling approximately $290,000 and 106,383 shares of its common stock totaling approximately $500,000 in value, respectively, to various consulting firms in exchange for strategic investor relations services. These shares vested immediately upon issuance. In June 2021, the Company issued an additional 39,437 shares of its common stock totaling approximately $220,000 to a consulting firm for strategic investor relations services. These shares vested immediately upon issuance.

During 2021, warrant holders exercised 834,544 warrants on a cashless basis and received 488,728 shares of common stock.

Note 5 – Warrants

As of June 30, 2021, and June 30, 2020, there were 1,234,239 and 2,045,315 warrants outstanding, respectively. During the year ended June 30, 2021, and June 30, 2020, the Company issued 150,000 and 274,123 common stock warrants, respectively, to a placement agent related to fundraisings and other advisory services. The warrants have a term of five years from the closing date of the private placements and an exercise price of $6.00 per share (2021 warrants) and $2.00 per share (2020 warrants).

Number of Warrants

Outstanding at July 1, 2019	1,771,192
Granted	274,123
Exercised	0
Outstanding at June 30, 2020	2,045,315
Outstanding at July 1, 2020	2,045,315
Granted	150,000
Terminated	-126,532
Exercised	-834,544
Outstanding at June 30, 2021	1,234,239

The Company measures the fair value of the warrants using the Black-Scholes Model .The fair value of the warrants issued during the years ended June 30, 2021 and June 30, 2020 was $249,000 and $225,452, respectively, based on the following inputs and assumptions below.

Amesite Inc.

Notes to Financial Statements

	2021	2020

Volatility (percent)	45 - 46	45
Risk-free rate (percent)	0.1	2
Expected term (in years)	5	5

Note 6 – Stock-Based Compensation

The Company’s Equity Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, or restricted stock units to officers, employees, directors, consultants, agents, and independent contractors of the Company. The company believes that such awards better align the interests of its employees, directors, and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant; the vesting period of these awards range from two to five years from the grant date, and these awards generally have ten-year contractual terms. Certain option awards provide for accelerated vesting (as defined in the Plan).

The Company has reserved 4,600,000 shares of common stock to be available for granting under the Plan.

The Company issued 340,278 restricted shares of common stock in exchange for consulting services provided to the Company through June 30, 2020. The expense was recognized ratably over the term of the consulting contract, included in general and administrative expenses and recorded as a capital contribution and amounted to approximately $82,250 during the year ended June 30, 2020.

The Company estimates the fair value of each option award using a BSM that uses the weighted-average assumptions included in the table in Note 5. Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise within the valuation model, or estimates the expected option exercise when historical data is unavailable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

A summary of option activity for the years ended June 30, 2021 and June 30, 2020 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at July 1, 2019	1,091,833	$1.50	8.90
Granted	1,907,000	2.00	9.76
Exercised	(36,000)	1.50
Outstanding at June 30, 2020	2,962,833	1.82	9.06
Outstanding at July 1, 2020	2,962,833	1.82	9.06
Granted	566,000	2.97	9.65
Terminated	(306,708)	2.45
Outstanding at June 30, 2021	3,222,125	1.96	8.34
Vested or expected to vest at June 30, 2021	3,222,125	1.96	8.34
Exercisable at June 30, 2021	1,969,526	1.78	7.87

The weighted-average grant-date fair value of options granted during the years ended June 30, 2021 and 2020 was $1.29 and $0.88, respectively. The options contained time-based vesting conditions satisfied over periods from two to five years from the grant date. During the years ended June 30, 2021 and 2020, the company issued 566,000 options and 1,907,000 options respectively. During the year ended June 30, 2021 no options were exercised, compared to 36,000 options exercised during the year ended June 30, 2020. During the year ended June 30, 2021, 306,708 options were terminated.

Amesite Inc.

Notes to Financial Statements

The Company recognized $876,295 and $555,048 of expense related to the Plan for the year ended June 30, 2021 and 2020, respectively. All of the expense for the year ended June 30, 2021 related to stock options. The expense is comprised of $82,250 for consulting services settled in restricted shares and $472,798 related to stock options for the period June 30, 2020.

As of June 30, 2021, there was approximately $1,129,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized over a weighted-average period of 1 year.

Note 7 – Convertible Notes Payable

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

In connection with the Offering (Note 4), the Notes (totaling $2,255,815, including accrued interest) were converted into 1,127,872 shares of common stock at $2.00 per share. As the Offering price was $5.00 per share, the Company recognized an expense totaling $3,383,546 which represents the discount provided to the Note holders. This expense is recorded within interest expense in the statement of operations. Additionally, upon completion of the Offering, the remaining unamortized debt issuance costs of $182,900 were fully amortized and included within interest expense.

Note 8 – Operating Lease

Through May 2020, the Company was obligated under an operating lease primarily for its office space. Prior to the lease being terminated in May 2020, the lease required monthly rent of $7,942. The lease required the Company to pay insurance, utilities, and shared maintenance costs in addition to the monthly rent of $7,942. A refundable security deposit of $5,000 was also required as part of the lease. Total rent expense was $59,332 for the year ended June 30, 2020.

Subsequent to the termination of the lease, the Company is operating remotely and has no further lease obligations.

Note 9 – Income Taxes

For the year ended June 30, 2021 and prior periods since inception, the Company’s activities have not generated taxable income. A valuation allowance has been recorded on tax loss carryforwards and other deferred tax assets. Accordingly, the Company has not recognized any current or deferred income tax expense or benefit for the years ended June 30, 2021 and 2020.

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	June 30, 2021	June 30, 2020

Income tax, at applicable federal tax rate	$(2,433,121)	$(875,764)

State income tax	(374,728)	(193,697)
Change in valuation allowance	2,070,288	1,013,841
Non-deductible interest	710,560
Other	27,001	55,620
Total provision for income taxes	$-	$-

Amesite Inc.

Notes to Financial Statements

Note 9 – Income Taxes (Continued)

The details of the net deferred tax asset are as follows:

	June 30, 2021	June 30, 2020

Deferred tax assets:
Deferred revenue	$149	$38,824
Start-up and organizational costs	125,004	135,208
Stock compensation expense	522,836	453,975
Depreciation	5,148	-
Accrued Payroll	42,214	-
Charitable contributions	3,777	2,608
Net operating loss carryforwards	3,863,935	1,864,672
Gross deferred tax assets	4,563,063	2,495,287
Valuation allowance recognized for deferred tax assets	(4,225,188)	(2,154,900)
Net deferred tax assets	337,875	340,387
Deferred tax liabilities:
Depreciation	-	(11,662)
Capitalized software	(337,875)	(328,725)
Gross deferred tax liabilities	(337,875)	(340,387)
Net deferred tax assets	$-	$-

The Company has approximately $15,011,401 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. The Company does not have any uncertain tax positions. The net operating loss carryforwards may be subject to an annual limitation as a result of a change of ownership as defined under Internal Revenue Code Section 382

Note 10 – Subsequent Events

On August 2, 2021, Amesite Inc. (the “Company”) entered into a purchase agreement (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell to Lincoln Park up to $16.5 million of shares of common stock, par value $0.0001 per share, from time to time during the term of the Purchase Agreement.

In connection with the Purchase Agreement, the Company entered into an introducing broker agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”), pursuant to which the Company agreed to pay a cash fee to Laidlaw (the “Introductory Fee”) equal to (i) 8% of the amount of the Initial Purchase (ii) 8% of the amount of Tranche Purchase if any, and (iii) 4% of up to the next $13,500,000 (or up to $14,500,000 if the Tranche Purchase is not exercised).

Upon entering into the Purchase Agreement, the Company sold 759,109 shares of common stock to Lincoln Park as an initial purchase for a total purchase price of $1,500,000 (the “Initial Purchase”). The Company received net proceeds from the Initial Purchase of $1,380,000 after the payment of the Introductory Fee. As consideration for Lincoln Park’s commitment to purchase up to $16.5 million of shares of common stock under the Purchase Agreement, the Company issued 152,715 shares of common stock to Lincoln Park.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Apply to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2020. Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting were effective as of June 30, 2020.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included under the caption “Independent Registered Public Accounting Firm Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		S-1	333-248801	2.1	9/4/2020
2.2	Form of Agreement and Plan of Merger and Reorganization, dated July 14, 2020, by and between Amesite Operating Company, a Delaware corporation, and Amesite Inc., a Delaware corporation		S-1	333-248801	2.2	9/4/2020
3.1	Certificate of Merger of Lola One Acquisition Sub, Inc. with and into Amesite OpCo (then known as Amesite Inc.)		S-1	333-248802	3.1	9/4/2020
3.2	Form of Certificate of Merger relating to the merger of Amesite Inc. with and into Amesite Operating Company, to be filed with the Secretary of State of the State of Delaware.		S-1	333-248801	3.2	9/4/2020
3.3	Amended and Restated Certificate of Incorporation, as currently in effect.		S-1	333-248801	3.3	9/4/2020
3.4	Amended and Restated Certificate of Incorporation of Amesite Parent, as currently in effect.		S-1	333-248801	3.4	9/4/2020
3.5	Second Amended and Restated Certificate of Incorporation, to be in effect after the completion of the Reorganization.		S-1	333-248801	3.5	9/4/2020
3.6	Bylaws, as currently in effect.		S-1	333-248801	3.6	9/4/2020
3.7	Amended and restated Bylaws, to be in effect after the completion of the Reorganization.			333-248801	3.7	9/4/2020
3.8	Certificate of Incorporation of the Registrant.		10-Q		3.1	11/16/2020
3.9	Bylaws of the Registrant.		10-Q		3.1	11/16/2020
10.1	Form of Subscription Agreement.		S-1	333-248801	10.1	9/4/2020
10.2	Form of Registration Rights Agreement		S-1	333-248801	10.2	9/4/2020
10.3	Form of Amended and Restated Registration Rights Agreement, dated February 14, 2020.		S-1	333-248801	10.3	9/4/2020
10.4	Form of Amended and Restated Registration Rights Agreement, dated April 14, 2020.		S-1	333-248801	10.4	9/4/2020
10.5	Form of Purchase Agreement		S-1	333-248801	10.5	9/4/2020
10.6	Form of Unsecured Convertible Promissory Note		S-1	333-248801	10.6	9/4/2020

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
10.7+	2017 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization		S-1	333-248801	10.7	9/4/2020
10.8+	2018 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization.		S-1	333-248801	10.8	9/4/2020
10.9+	Employment Agreement dated as of November 14, 2017 by and between Amesite Operating Company and Ann Marie Sastry, Ph.D.		S-1	333-248801	10.9	9/4/2020
10.10	Lease Agreement dated as of November 13, 2017 by and between Amesite Operating Company and 205-207 East Washington, LLC.		S-1	333-248801	10.10	9/4/2020
10.11+	Employment Agreement dated as of April 27, 2018 by and between the Company and Ann Marie Sastry.		S-1	333-248801	10.11	9/4/2020
10.12+	Executive Agreement, effective as of June 1, 2020, by and between the Company and Ann Marie Sastry.		S-1	333-248801	10.12	9/4/2020
10.13	Form of Lock-up Agreement		S-1	333-248801	10.13	9/4/2020
10.14	Consulting Agreement by between the Company and Richard DiBartolomeo		S-1	333-248801	10.14	9/4/2020
10.15+	Employment Offer Letter, dated July 14, 2020, by and between the Company and Richard DiBartolomeo		S-1	333-248801	10.15	9/4/2020
10.16+	Kern Employment Letter, Dated January 31, 2021		8-K		10.1	2/4/2021
10.17	Purchase Agreement, dated as of August 2, 2021, between Amesite, Inc. and Lincoln Park Capital Fund, LLC		8-K		10.1	8/6/2021
10.18	Registration Rights Agreement, dated as of August 2, 2021, between Amesite, Inc. and Lincoln Park Capital Fund, LLC		8-K		10.2	8/6/2021
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

†	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: September 9, 2021	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Marie Sastry, Ph.D.	Chief Executive Officer, President and Chairman of the Board	September 9, 2021
Ann Marie Sastry, Ph.D.	(Principal Executive Officer)

/s/ Matthew Kern	Chief Financial Officer	September 9, 2021
Matthew Kern	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony M. Barkett	Director	September 9, 2021
Anthony M. Barkett

/s/ Barbie Brewer	Director	September 9, 2021
Barbie Brewer

/s/ Michael Losh	Director	September 9, 2021
Michael Losh

/s/ Richard T. Ogawa	Director	September 9, 2021
Richard T. Ogawa

/s/ Gilbert S. Omenn, M.D., Ph.D.	Director	September 9, 2021
Gilbert S. Omenn, M.D., Ph.D.

/s/ George Parmer	Director	September 9, 2021
George Parmer