Form 10-Q
period 2021-09-30
Amesite Inc.
filed 2021-11-15
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-39553

AMESITE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3431717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

607 Shelby Street Suite 700 PMB 214 Detroit, MI	48226
(Address of Principal Executive Offices)	(Zip Code)

(734) 876-8130

Registrant’s Telephone Number, Including Area Code

N/A

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	AMST	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 21,985,679  shares of the registrant’s common stock issued and outstanding as of November 12, 2021.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our artificial intelligence (AI)-driven learning platform’s ability to enable businesses, universities and K-12 schools to offer timely, improved popular courses and certification programs, without becoming software tech companies;

●	our planned online machine learning platform’s ability to result in opportunistic incremental revenue for colleges and universities, and improved ability to garner state funds due to increased retention and graduation rates through use of machine learning and natural language processing;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our learning platform;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance; and

●	the impact of government regulation and developments relating to our competitors or our industry.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite, Inc.

Condensed Financial Statements

September 30, 2021

Amesite, Inc.

Amesite, Inc.

Condensed Balance Sheets (unaudited)

	September 30, 2021	June 30, 2021
Assets
Current Assets
Cash and cash equivalents	$10,590,572	$10,713,091
Accounts receivable	22,925	51,120
Prepaid expenses and other current assets	173,390	299,389
Property and Equipment - Net	94,603	100,590
Capitalized Software - Net	1,349,805	1,312,643
Total assets	$12,231,295	$12,476,833
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$209,871	$139,754
Notes payable (Note 6)	-	-
Accrued and other current liabilities:
Accrued compensation	410,728	199,908
Deferred revenue	409,314	333,200
Other accrued liabilities	95,364	68,881
Total current liabilities	1,125,277	741,743
Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,975,778 and 21,063,954 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	2,157	2,066
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 or June 30, 2021, respectively	-	-
Additional paid-in capital	33,699,111	31,950,117
Accumulated deficit	(22,595,250)	(20,217,093)
Total stockholders’ equity	11,106,018	11,735,090
Total liabilities and stockholders’ equity	$12,231,295	$12,476,833

See notes to condensed financial statements.

Amesite, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net Revenue	$140,691	$110,109
Operating Expenses
General and administrative expenses	1,235,770	862,908
Technology and content development	796,108	467,763
Sales and marketing	487,232	251,884
Total operating expenses	2,519,110	1,582,555
Other Income (Expense)
Interest Income	262	13
Interest Expense (Note 6)	-	(3,613,831)
Total other income (expense)	262	(3,613,818)
Net Loss	$(2,378,157)	$(5,086,264)

Earnings per Share

Basic earnings per share	$(.11)	$(.31)
Weighted average shares outstanding	21,609,693	16,545,897

See notes to condensed financial statements.

Amesite, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2020	16,231,820	$1,583	$11,629,114	$(8,630,801)	$2,999,896
Net loss	-	-	-	(5,086,264)	(5,086,264)
Issuance of common stock - net	3,000,000	300	12,795,930	-	12,796,230
Stock-based compensation expense	-	-	212,413	-	212,413
Conversion of notes payable	1,127,872	113	5,639,248	-	5,639,361
Balance - September 30, 2020	20,359,692	1,996	30,276,705	(13,717,065)	16,561,636

Balance - July 1, 2021	21,063,954	2,066	31,950,117	(20,217,093)	11,735,090
Net loss	-	-	-	(2,378,157)	(2,378,157)
Issuance of common stock – net of offering costs of $140,000	911,824	91	1,359,909	-	1,360,000
Stock-based compensation expense	-	-	389,085	-	389,085
Balance – September 30, 2021	21,975,778	$2,157	$33,699,111	$(22,595,250)	$11,106,018

See notes to condensed financial statements.

Amesite, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020
Cash Flows from Operating Activities
Net loss	$(2,378,157)	$(5,086,264)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	219,438	160,974
Stock-based compensation expense	389,085	212,413
Amortization of debt costs	-	182,900
Interest expense on notes payable converted to common stock	-	3,430,931
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	28,195	(210,670)
Prepaid expenses and other assets	125,999	76,705
Accounts payable	92,651	273,946
Accrued compensation	210,820	250,826
Deferred revenue	76,114	462,061
Accrued and other liabilities	26,483	(66,712)
Net cash and cash equivalents used in operating activities	(1,209,372)	(312,890)
Cash Flows from Investing Activities
Purchase of property and equipment	(5,747)	(19,343)
Investment in capitalized software	(267,400)	(202,706)
Net cash and cash equivalents used in investing activities	(273,147)	(222,049)
Cash Flows from Financing Activities – Issuance of common stock – net of issuance costs	1,360,000	12,796,230
Net Increase in Cash and Cash Equivalents	(122,519)	12,261,291
Cash and Cash Equivalents - Beginning of period	10,713,091	4,093,874
Cash and Cash Equivalents - End of period	$10,590,572	$16,355,165
Significant Noncash Transactions:
Acquisition of capitalized software included in accounts payable and accrued liabilities	$72,853	$152,535
Conversion of convertible notes payable, including accrued interest of $73,315, into 1,127,872 shares of common stock	$-	$2,255,745

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

On September 25, 2020, the Company completed an initial public offering of 3,000,000 shares of its common stock, $0.0001 par value per share, at an offering price of $5.00 per share (total net proceeds of approximately $12.8 million after underwriting discounts, commissions, and other offering costs). These funds, in conjunction with the funds and available liquidity provided by the Lincoln Park Purchase Agreement (Note 5), provide sufficient operating capital for the Company. As such, we have concluded there are no current conditions or events present that raise substantial doubt about the entity’s ability to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission ("SEC"). The Company has a fiscal year with a June 30 year end.

In the opinion of management, the condensed financial statements of the Company as of September 30, 2021 and 2020 and for the three months ended September 30, 2021 and 2020 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These financial statements should be read together with the condensed financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021.

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

In instances whereby inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking, savings, and investment accounts) that was insured by the FDIC at September 30, 2021 was $500,000.

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

Capitalized Software Costs

The Company capitalizes significant costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $208,000 and $158,000 for the three month periods ended September 30, 2021 and 2020, respectively. Accumulated amortization at September 30, 2021 and 2020 was $1,545,483 and $762,416, respectively.

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

We derive revenue from annual licensing arrangements, including maintenance fees, setup fees and other variable fees for course development and miscellaneous items. Our contracts with partners generally have two year terms and have a single performance obligation. The promises to set up and provide a hosted platform of tightly integrated technology and services partners need to attract, enroll, educate and support students are not distinct within the context of the contracts. This performance obligation is satisfied as the partners receive and consume benefits, which occurs ratably over the contract term.

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

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). For the three month periods ended September 30, 2021 and 2020, all of the revenue recognized has been recognized over the related contract periods. Additionally, for the three month period ended September 30, 2021, three customers comprised approximately 86% of total revenue. During the three month period ended September 30, 2020, two customers comprised approximately 98% of total revenue.

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

Contract Fulfilment Costs

We incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract (i.e. on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates). There were no costs to fulfill capitalized or amortized as of September 30, 2021 or 2020.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of September 30, 2021 and 2020.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of September 30, 2021 and 2020, we do not have any contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the three months ended September 30:

	2021	2020

Opening balance	$333,200	$380,000
Billings	216,806	572,130
Less revenue recognized from continuing operations (net of cancellations):	(140,691)	(110,109)
Closing balance	$409,314	$842,021

Revenue recognized during the three months ended September 30, 2021 and 2020 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $98,000 and $74,000, respectively.

The deferred revenue balance as of September 30, 2021 is expected to be recognized over the next 12 months.

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

Stock-Based Compensation

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

The Company accounts for stock options and restricted shares of common stock issued to non-employees in accordance with the FASB ASC Subtopic 505-50 "Equity-Based Payments to Non-Employees". Accordingly, the fair value of the stock compensation issued to non-employees is based upon the measurement date as determined at the earlier of either a) the date at which a performance commitment is reached, or b) the date which the necessary performance to earn the equity instruments is complete. As a measurement date has not yet been reached for the stock options outstanding held by non-employees, the Company remeasures these outstanding options to fair value at each reporting period. The Company has estimated the fair value of those services performed through September 30, 2021 and 2020, and recorded an expense in the condensed statement of operations.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the treasury stock method in the determination of dilutive shares outstanding during each reporting period. For the three months ended September 30, 2021, the Company had 3,187,125 and 1,234,239 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the treasury stock method. For the three months ended September 30, 2020, the Company had 3,013,833 and 2,068,783 potentially dilutive shares of common stock related to common stock options and warrants, as determined using the treasury stock method. For all periods presented, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

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

Note 3 - Stock-Based Compensation

The Company’s Equity Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, or restricted stock units to officers, employees, directors, consultants, agents, and independent contractors of the Company. The Company believes that such awards better align the interests of its employees, directors, and consultants with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over two years from the grant date and generally have ten year contractual terms. Certain option awards provide for accelerated vesting (as defined in the Plan).

The Company has reserved 4,600,000 shares of common stock to be available for granting under the Plan.

The Company estimates the fair value of each option award using a Black Scholes Model (“BSM”) that uses the weighted average assumptions included in the table below. Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise within the valuation model or estimates the expected option exercise when historical data is unavailable. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the three month periods presented:

	September 30, 2021	September 30, 2020

Expected term (years)	6.00	6.00
Risk-free interest rate	0.12%	0.14%
Expected volatility	46.30%	45.00%
Dividend yield	0%	0%

A summary of option activity for the three months ended September 30, 2021 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at July 1, 2021	3,222,125	$1.96	8.34
Granted	16,000	2.35	9.84
Cancelled	(51,000)	2.43	-
Outstanding and expected to vest at September 30, 2021	3,187,125	1.96	8.08

The weighted-average grant-date fair value of options granted during the three month period ended September 30, 2021 was $0.98. The options contained time-based vesting conditions satisfied over periods ranging from two to five years from the grant date.

The Company recognized $389,085 and $212,413 in expense related to the Plan for the three month periods ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there was approximately $1,038,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized through July 2025.

On September 28, 2021, the Board approved certain stock awards to its board members in the form of stock options and restricted stock. The stock option awards are expected to vest ratably over twelve-month period from beginning September 28, 2021 through September 28, 2022. The restricted stock awards are expected to vest over a twelve-month period beginning July 1, 2021 through June 30, 2022. The total approved compensation was $172,702 in stock options and $600,000 in restricted stock. The number of options was determined based on the fair value of the Company’s share price as of the date of grant. The number of restricted shares that will be issued upon vesting, 337,078, was determined based on the fair value of the Company’s share price on the grant date. Accordingly, $959 and $150,000 related to the stock option grants and restricted stock unit grants, respectively, is recognized as stock-based compensation expense for the three-month period ended September 30, 2021. As of September 30, 2021, there is $450,000 in unrecognized compensation expense related to the unvested portion of the restricted stock units. This expense will be recognized evenly over the subsequent period ending June 30, 2022.

Note 4 - Income Taxes

For the three months ended September 30, 2021 and prior periods since inception, the Company's activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three month periods ended September 30, 2021 and 2020.

The Company has approximately $17,040,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company's limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company's deferred tax assets.

Note 5 - Common Stock

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

The Company measures the warrants using the Black Scholes Model (“BSM”) to estimate their fair value. The fair value of the warrants issued in connection with the Offering was approximately $249,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 45.00%; (ii) risk free interest rate of .14%; and (iii) expected life of the warrants of 5 years. The warrants were fully vested on the date of grant and are included in offering costs in the Statement of Stockholders’ Equity.

In connection with the Offering, the Company converted its outstanding convertible notes payable into 1,127,872 shares of its common stock (Note 6).

During July 2021, warrant holders exercised 834,544 warrants on a cashless basis and received 488,728 shares of common stock.

On August 2, 2021, the Company entered into a purchase agreement (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “LP”), under which, subject to specified terms and conditions, the Company may sell to Lincoln Park up to $16.5 million of shares of common stock, par value $0.0001 per share, from time to time during the term of the Purchase Agreement, which ends August 2, 2023.

In connection with the Purchase Agreement, the Company entered into an introducing broker agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”), pursuant to which the Company agreed to pay a cash fee to Laidlaw (the “Introductory Fee”) equal to (i) 8% of the amount of the Initial Purchase (ii) 8% of the amount of a one-time share request up to $1,000,000 (“Tranche Purchase”), if any, and (iii) 4% of up to the next $13,500,000 (or up to $14,500,000 if the Tranche Purchase is not exercised).

Upon entering into the Purchase Agreement, the Company sold 759,109 shares of common stock to Lincoln Park as an initial purchase for a total purchase price of $1,500,000 (the “Initial Purchase”). The Company received net proceeds from the Initial Purchase of $1,360,000 after the payment of the Introductory Fee and offering costs. As consideration for Lincoln Park’s commitment to purchase up to $16.5 million of shares of common stock under the Purchase Agreement, the Company issued 152,715 shares of common stock to Lincoln Park. If Lincoln Park is requested to purchase additional shares during the term of the agreement, the requested shares, (“Regular Purchase”), are limited based on the current share price of the Company’s stock. If the average price is below $3.00 per share, the Company is limited to issuing 50,000 shares per request; if the share price is between $3.00 and $4.00 per share, the limit is 75,000 shares per request, if the share price is between $4.00 and $5.00, the limit is 100,000 shares per request, and if the share price is above $5.00, the limit is 150,000 shares per request. Requests for purchases are permitted daily as long as the Company’s stock price is above $.50 per share. The price for such regular purchases will be the lower of: (i) the lowest closing price of the Company’s common stock on the purchase date for such Regular Purchase and (ii) the arithmetic average of the three (3) lowest closing prices of the Company’s common stock during the ten (10) consecutive business days immediately preceding. Additionally, the Company may instruct Lincoln Park to purchase additional shares of common stock that exceed the Regular Purchase limits (“Accelerated Purchase”). If the Company requests Lincoln Park to make an Accelerated Purchase, the price per share is discounted from average historical closing prices.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, "Derivatives and Hedging — Contracts on an Entity's Own Equity" ("ASC 815-40") and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has no value as of September 30, 2021.

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

Note 7 - Subsequent Events

The Company has evaluated the period subsequent to September 30, 2021 for any events that did not exist at the balance sheet date but arose after that date and determined that no subsequent events arose that should be disclosed in order to keep the financial statements from being misleading.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included in this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

We were incorporated in the State of Delaware on November 14, 2017. We are a high tech artificial intelligence software company offering a cloud-based platform and content creation services for business and university-delivered education and upskilling. Amesite-offered courses and programs are branded to our customers. Amesite uses artificial intelligence technologies to provide customized environments for learners, easy-to-manage interfaces for instructors, and greater accessibility for learners in the US education market and beyond. The Company leverages existing institutional infrastructures, adding mass customization and cutting-edge technology to provide cost-effective, scalable and engaging experiences for learners anywhere.

Businesses need learning and development (L&D) platforms to upskill workers, to improve retention and enable them to achieve their goals.

We are passionate about improving the learner experience and learner outcomes in online learning, and improving our customers’ ability to create and deliver both. We are focused on creating the best possible technology solutions and have been awarded an innovation award for our product. We are committed to our team and have been recognized with eight workplace excellence awards.

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

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended September 20, 2021 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Stock-Based Compensation

We have issued three types of awards under our stock plans: stock options, restricted stock units and stock warrants. All awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 20 months from the closing date of the agreement. Stock warrants issued have a term of five years from the closing date of the respective private placements. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 3 and 5 in the “Notes to Financial Statements”.

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

Contract Fulfilment Costs

We may incur certain fulfilment costs related to software design of specific course offerings for our customers, primarily comprised of software development, configuration costs, and implementation costs. These costs are capitalized and recorded on a contract-by-contract basis and amortized using the straight-line method over the length of the contract (i.e. on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates). There were no costs to fulfill capitalized or amortized as of September 30, 2021 or September 30, 2020.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of September 30, 2021 and September 30, 2020.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of September 30, 2021 and September 30, 2020, we do not have any contract assets.

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

Results of Operations

Revenue

We generated revenues of $140,691 for the three months ended September 30, 2021 as compared to $110,109 for the three months ended September 30, 2020. Revenue growth compared to prior year for the three months ended September 30, 2021 was primarily driven by growth in the sale of annual license fees and associated implementation and customization services. In addition, increases in variable revenue related to customer user fees also contributed to the year-over-year increase.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the three months ended September 30, 2021 were $1,235,770 as compared to $862,908 for the three months ended September 30, 2020. The increase of $372,862 is due primarily to the hiring of new team members and associated increases in compensation costs including higher stock-based compensation expense, as well as incremental professional fees.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also includes the amortization of capitalized software costs.

Our strategy in the first few years of operation of our young company was to stay extremely product focused, establishing pilots and contracts in our key areas and demonstrating high retention and customer satisfaction. We believe the specific, unique features that we have delivered have enabled our partners to launch programs easily and with low overhead. Automated grading and release, tracking of user participation, and automation of notifications reduce administrative burdens for our customers and improve the user experiences. We believe our use of artificial intelligence provides constantly updated information in course experiences delivers a unique learning experience, and that the conferencing capabilities of our platform create outstanding user engagement.

Over the last three quarters, we have focused intensively on building our sales and marketing organizations and capabilities, with both internal and contract hires. We focused our development work on scalability, compliance, speed of delivery and industry-leading ease of use for the learning and development (“L&D”) teams at the enterprise scale. Our larger ambition is to achieve enterprise-scale contracts in the coming year, building upon the innovativeness and effectiveness of our platform’s features, and its ability to satisfy the needs of the whole enterprise. To that end, we delivered our fourth generation (Version 4.0) platform in October 2021. Version 4.0 of the Amesite online learning platform includes multiple features and service enhancements for both customers and their users. Enterprise customers now have a guaranteed 24-hour launch time with a new streamlined user onboarding process that includes automated first-time logins for users. Organizations now have access to utilize user data through optional streamlined single sign-on and integrated user enterprise identities through Microsoft Directory. Additionally, a new global dashboard enables enterprise customers to see learner status by region, job class, skills readiness/grades, and other optional categories, with the opportunity to integrate information from other platforms and legacy databases.

We also streamlined pricing for our products in the three months ended September 30, 2021, with simple, user-based, tiered pricing (“Starter” and “Pro”) with packages available for customization as well (“Omni”). Our goal is to improve the way the world learns, specifically by improving the user experience in learning and providing more engaging, customized experiences. We believe that our strong reviews and high learner retention are proof points on our product that will help drive sales.

Technology and content development expenses for the three months ended September 30, 2021 were $796,108 as compared to $467,763 for the three months ended September 30, 2020. The increase of $328,345 is due primarily to contract services that support the development of our technology platforms and amortization of capitalized software costs.

Sales and Marketing

Sales and marketing expense consists primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

We continued our investment in sales and marketing in the three months ended September 30, 2021, with continued focus on digital marketing spend to drive lead generation and grow pipeline to support our growing team. During the three months ended September 30, 2021, we increased our investment in event marketing, sponsoring and presenting at multiple industry-leading events including the Association of Training and Development’s 2021 International Conference and Exposition. These investments have provided greater visibility for Amesite and created opportunities in new sectors including Government. As a result, on August 24, 2021, Amesite announced our contract with Michigan Works! Southeast to provide workforce training. The Michigan Works! Association is a critical collective that influences, educates, and inspires actions that keeps Michigan working. The members of the association offer training, education, business development and access to employment opportunities for nearly 18,000 individuals. Amesite was chosen over competitors offering similar solutions, which speaks to the quality and breadth of our technology.

We have demonstrated the ability to deliver solutions for whole enterprises, including enterprises that offer paid learning opportunities for other enterprises or individuals. We strive to be agile and aggressive in pursuing contracts at larger scales, even as we continue to provide services to companies and universities for specific programs and applications. We continue to pursue selected business opportunities, including joint developments, collaborations and acquisitions that have the potential to build sales more rapidly.

Sales and marketing expenses for the three months ended September 30, 2021 were $487,232 as compared to $251,884 for the three months ended September 30, 2020. The increase of $235,348 is due primarily to increased personnel and personnel-related costs and increased contracted services related to various search engine, social media and advertising costs.

Interest Income. For the three months ended September 30, 2021, interest income totaled $262 as compared to interest income of $13 for the three months ended September 30, 2020.

Interest Expense. There was no interest expense (including amortization of issuance costs) for the three months ended September 30, 2021 as compared to interest expense of $3,613,831 for the year ended September 30, 2020. See Note 6 to Notes to Financial Statements.

Net Loss. Primarily as a result of the increased operating expenses noted above, our net loss for the three months ended September 30, 2021 was $2,378,157 as compared to a net loss for the three months ended September 30, 2020 of $5,086,264.

Financial Position, Liquidity, and Capital Resources

We are not currently profitable, and we cannot provide any assurance of when we will be profitable. We incurred a net loss of $2,378,157 and $5,086,264 for the three months ended September 30, 2021 and September 30, 2020, respectively. Net cash and cash equivalents used in operating activities increased from $312,890 for the three months ended September 30, 2020, to $1,209,372 for the three months ended September 30, 2021, due to increased operating expenses in the three months ended September 30, 2021.

During the period from November 14, 2017 (date of incorporation) to September 30, 2020, we raised net proceeds of approximately $11,300,000 from private placement financing transactions (stock and debt). On September 25, 2020, the Company completed the Offering of 3,000,000 shares of its common stock, $0.0001 par value per share, at an offering price of $5.00 per share (total net proceeds of approximately $12,800,000 after underwriting discounts, commissions, and other offering costs). On August 2, 2021, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell up to $16.5 million of shares of common stock. The Company’s net proceeds under the Lincoln Park Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which the Company sells shares to Lincoln Park. On August 2, 2021, we sold 759,109 shares of our common stock to Lincoln Park in an initial purchase under the Lincoln Park Purchase Agreement for a total purchase price of $1,500,000. We also issued 152,715 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Lincoln Park Purchase Agreement. As of September 30, 2021, our cash balance totaled $10,590,572.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

(a)	Sales of Unregistered Securities

On September 10, 2021, we agreed to issue at a future date an aggregate of 9,901 shares of common stock to consultants for services rendered.

The foregoing issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

(b)	Repurchase of Equity Securities

None.

(c)	Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Bylaws of the Registrant	10-Q	001-39553	3.2	November 16, 2020

31.1*	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMESITE INC.

Date: November 15 , 2021	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021

	By:	/s/ Matthew Kern
Matthew Kern
Chief Financial Officer
(Principal Financial and Accounting Officer)