Form 10-Q
period 2021-12-31
Amesite Inc.
filed 2022-02-18
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-39553

AMESITE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3431718
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

607 Shelby Street Suite 700 PMB 214 Detroit, MI	48226
Address of Principal Executive Offices	Zip Code

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

There were 25,739,679 shares of the registrant’s common stock issued and outstanding as of February 17, 2022.

-i-

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

December 31, 2021

Amesite, Inc.

Amesite, Inc.
Condensed Balance Sheets (unaudited)

	December 31, 2021	June 30, 2021
Assets
Current Assets
Cash and cash equivalents	$7,750,743	$10,713,091
Accounts receivable	16,595	51,120
Prepaid expenses and other current assets	777,551	299,389
Total current assets	8,544,889	11,063,600

Noncurrent assets
Property and Equipment - net	91,671	100,590
Capitalized software - net	1,347,093	1,312,643
Total noncurrent assets	1,438,764	1,413,233
Total assets	$9,983,653	$12,476,833
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$236,322	$139,754
Accrued and other current liabilities:
Accrued compensation	70,510	199,908
Deferred revenue	392,568	333,200
Other accrued liabilities	55,250	68,881
Total current liabilities	754,650	741,743

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,989,679 and 21,063,954 shares issued and outstanding and December 31, 2021 and June 30, 2021, respectively	2,158	2,066
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 or June 30, 2021	-	-
Additional paid-in capital	34,144,334	31,950,117
Accumulated deficit	(24,917,489)	(20,217,093)
Total stockholders’ equity	9,229,003	11,735,090
Total liabilities and stockholders’ equity	$9,983,653	$12,476,833

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net Revenue	$189,174	$106,812	$329,865	$216,921
Operating Expenses
General and administrative expenses	1,451,978	1,611,223	2,687,748	2,474,131
Technology and content development	681,018	511,014	1,477,126	978,777
Sales and marketing	384,028	272,756	871,260	524,640
Total operating expenses	2,517,024	2,394,993	5,036,134	3,977,548
Other Income (Expense)
Interest Income	7,273	607	7,535	620
Interest Expense	(1,662)	-	(1,662)	(3,613,831)
Total other income (expense)	5,611	607	5,873	(3,613,211)
Net Loss	$(2,322,329)	$(2,287,574)	$(4,700,396)	$(7,373,838)
Earnings per Share
Basic loss per share	$(0.11)	$(0.11)	$(0.22)	$(0.40)
Weighted average shares outstanding	21,984,947	20,425,165	21,743,986	18,464,576

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2020	16,231,820	$1,583	$11,629,114	$(8,630,801)	$2,999,896
Net loss	-	-	-	(5,086,264)	(5,086,264)
Issuance of common stock - net	3,000,000	300	12,795,930	-	12,796,230
Stock-based compensation expense	-	-	212,413	-	212,413
Conversion of notes payable	1,127,872	113	5,639,248	-	5,639,361
Balance - September 30, 2020	20,359,692	1,996	$30,276,705	$(13,717,065)	$16,561,636
Net loss	-	-	-	(2,287,574)	(2,287,574)
Issuance of common stock - net	176,092	18	789,582	-	789,600
Stock-based compensation expense	-	-	217,075	-	217,075
Balance - December 31, 2020	20,535,784	$2,014	$31,283,362	$(16,004,639)	$15,280,737

Balance - July 1, 2021	21,063,954	$2,066	$31,950,117	$(20,217,093)	$11,735,090
Net loss	-	-	-	(2,378,157)	(2,378,157)
Issuance of common stock – net of offering costs of $140,000	911,824	91	1,359,909	-	1,360,000
Stock-based compensation expense	-	-	389,085	-	389,085
Balance - September 30, 2021	21,975,778	2,157	33,699,111	(22,595,250)	11,106,018
Net loss	-	-	-	(2,322,239)	(2,322,239)
Issuance of common stock for consulting services	13,901	1	22,697	-	22,698
Stock-based compensation expense	-	-	422,526	-	422,526
Balance - December 31, 2021	21,989,679	$2,158	$34,144,334	$(24,917,489)	$9,229,003

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(4,700,396)	$(7,373,838)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	441,849	339,953
Stock compensation expense	811,611	429,488
Amortization of debt costs	-	182,900
Interest expense on notes payable converted to common stock	-	3,430,931
Value of common stock issued in exchange for consulting services	22,698	789,600
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	34,525	55,680
Prepaid expenses and other assets	(478,162)	(894,959)
Accounts payable	138,615	(38,759)
Accrued compensation	(129,398)	-
Deferred revenue	59,368	359,529
Accrued and other liabilities	(13,631)	(29,282)
Net cash and cash equivalents used in operating activities	(3,812,921)	(2,748,757)

Cash Flows from Investing Activities
Purchase of property and equipment	(8,803)	(46,749)
Investment in capitalized software	(500,624)	(406,776)
Net cash and cash equivalents used in investing activities	(509,427)	(453,525)

Cash Flows from Financing Activities – Issuance of common stock – net of issuance costs	1,360,000	12,796,230
Net (Decrease) Increase in Cash and Cash Equivalents	(2,962,348)	9,593,948
Cash and Cash Equivalents - Beginning of period	10,713,091	4,093,874
Cash and Cash Equivalents - End of period	$7,750,743	$13,687,822
Significant Noncash Transactions:
Acquisition of capitalized software included in accounts payable and accrued liabilities	$53,340	$56,285
Conversion of convertible notes payable, including accrued interest of $73,315, into 1,127,872 of common stock	$-	$2,255,745
Issuance of common stock in exchange for consulting services	$22,698	$789,600

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Notes to Condensed Financial Statements

December 31, 2021 and 2020

Note 1 - Nature of Business and Liquidity

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

Prior to February 16, 2022, the Company had concluded that it did not have sufficient cash on hand or liquidity available to fund future operations for at least twelve months from expected date of issuance of these financial statements. The Company had concluded that this was a condition that raised substantial doubt about the Company’s ability to continue as a going concern, and that management’s plans did not alleviate substantial doubt about the Company’s ability to continue as a going concern.

On February 16, 2022, the Company closed on an offering of common stock and received approximately $2.49 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs (Note 7). These cash proceeds, when considered with the Company’s currently available cash balance, will provide sufficient capital to meet the obligations of the Company as they become due through February of 2023. As such, management of the Company has concluded that the conditions that raised substantial doubt were resolved.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission ("SEC"). The Company has a fiscal year with a June 30 year end.

In the opinion of management, the condensed financial statements of the Company as of December 31, 2021 and 2020 and for the three and six months ended December 31, 2021 and 2020 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Capitalized Software Costs

The Company capitalizes costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $424,000 and $333,000 for the six months ended December 31, 2021 and 2020, respectively. The Company recognized amortization expense of approximately $216,000 and $175,000 for the three months ended December 31, 2021 and 2020, respectively. Accumulated amortization on December 31, 2021 and 2020 was $1,761,905 and $937,298, respectively.

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with businesses, colleges and universities, and non-profit organizations to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings.

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

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). For the three and six months ended December 31, 2021 and 2020, all of the revenue recognized has been recognized over the related contract periods. Additionally, for the three   and six months ended December 31, 2021, five customers comprised approximately 89% of total revenue. During the three and six months ended December 31, 2020, one customer comprised approximately 71% and 84% of total revenue, respectively.

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of December 31, 2021 or June 30, 2021.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of December 31, 2021 and June 30, 2021, we do not have any contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the six months ended December 31:

	2021	2020

Opening balance	$333,200	$380,000
Billings	389,306	575,550
Less revenue recognized from continuing operations (net of cancellations):	(329,938)	(216,021)
Closing balance	$392,568	$739,529

Revenue recognized during the six months ended December 31, 2021 and 2020 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $163,998 and $112,292, respectively.

The deferred revenue balance as of December 31, 2021 is expected to be recognized over the next 12 months.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock.  There were no potentially dilutive securities for the three and six months ended December 31, 2021 and December 31, 2020.

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

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the six months ended:

	December 31, 2021	December 31, 2020

Expected term (years)	6.00	6.00
Risk-free interest rate	0.12%	0.14% - 0.15%
Expected volatility	46.30%	45% - 46.3%
Dividend yield	0%	0%

A summary of option activity for the six months ended December 31, 2021 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at July 1, 2021	3,222,125	$1.96	8.34
Granted	16,000	2.35	9.84
Cancelled	(139,125)	3.09	9.16
Outstanding and expected to vest at December 31, 2021	3,099,000	1.91	7.79

The weighted-average grant-date fair value of options granted during the six months ended December 31, 2021 was $0.98. The options contained time-based vesting conditions satisfied over four years from the grant date.

For the three months ended December 31, 2021 and 2020, the Company recognized $422,526 and $217,075, in expense related to the Plan, respectively. For the six months ended December 31, 2021 and 2020, the Company recognized $811,611 and $429,488 in expense related to the Plan, respectively.

As of December 31, 2021, there was approximately $1,016,481 of total unrecognized compensation cost for employees and non-employees related to nonvested options. That cost is expected to be recognized through July 2025.

On September 28, 2021, the Board approved certain stock awards to its board members in the form of stock options and restricted stock. The stock option awards are expected to vest ratably over twelve-month period from beginning September 28, 2021 through September 28, 2022. The restricted stock awards are expected to vest over a twelve-month period beginning July 1, 2021 through June 30, 2022. The total approved compensation was $172,702 in stock options and $600,000 in restricted stock. The number of options was determined based on the fair value of the Company’s share price as of the date of grant. The Company determined that there will be 337,078 of restricted shares issued upon vesting, based on the fair value of the Company’s share price on the grant date.

Accordingly, $43,176 and $44,135 related to the stock option grants made to the board members, was recognized as stock-based compensation expense for the three and six months ended December 31, 2021. The Company also recognized $150,000 and $300,000 as stock-based compensation expense related to the restricted stock unit grants made to the board members for the three and six months ended December 31, 2021, respectively. The cost related to the grants made to board members is expected to be recognized through September of 2022.

As of December 31, 2021, there is $128,567 and $300,000 in unrecognized compensation expense related to stock options and the unvested portion of the restricted stock units.

Note 4 - Income Taxes

For the three and six months   ended December 31, 2021 and prior periods since inception, the Company's activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the three and six months   ended December 31, 2021 and 2020.

The Company has approximately $19,166,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037.   Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company's limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company's deferred tax assets.

Note 5 - Common Stock

On September 25, 2020, the Company completed an initial public offering (“Offering”) of 3,000,000 shares of its common stock, $0.0001 par value per share, at an offering price of $5.00 per share (total net proceeds of approximately $12.8 million after underwriting discounts, commissions, and other offering costs). In connection with the Offering, the Company agreed to issue five (5) year warrants to the underwriter to purchase five percent (5%) of the number of common shares sold in the Offering for an exercise price equal to $6.00. Total warrants of 150,000 were issued to the underwriter on September 29, 2020.

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

In connection with the Offering, the Company converted its outstanding convertible notes payable into 1,127,872 shares of its common stock.

During fiscal year 2021, warrant holders exercised 834,544 warrants on a cashless basis and received 488,728 shares of common stock.

On August 2, 2021, the Company entered into a purchase agreement (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “LP”), under which, subject to specified terms and conditions, the Company may sell to Lincoln Park up to $16.5 million worth of common stock, par value $0.0001 per share, from time to time during the term of the Purchase Agreement, which ends August 2, 2023.

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

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, "Derivatives and Hedging — Contracts on an Entity's Own Equity" ("ASC 815-40") and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has no value as of December 31, 2021.

During the three months ended December 31, 2021, the Company issued 13,901 shares of fully vested common stock with an aggregate value of $22,698 to vendors in exchange for consulting services.

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

Note 7 - Subsequent Events

On February 11, 2022, the Company entered into an underwriting agreement with Laidlaw, as representative of the several underwriters, to issue and sell up to 3,437,500 shares of the Company’s common stock, at a public offering price of $0.80 per share. On February 14, 2022, the Company entered into an amended and restated underwriting agreement in order to increase the number of shares sold in the offering to 3,750,000. On February 16, 2022, the Company closed the offering, and sold 3,750,000 shares of common stock to Laidlaw for total gross proceeds of $3,000,000. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $2,490,000.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 10, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

We were incorporated in the State of Delaware on November 14, 2017. Amesite is an artificial intelligence driven platform and course designer that rapidly provides customized, high performance and scalable online learning community environmentTM systems for businesses and nonprofits, including museums and universities. We use machine learning to provide a novel, mass customized experience to learners. We enable organizations to deliver learning experiences for students or employees, and launch programs using their own materials, materials created by Amesite, or materials licensed from third parties. We provide whole-enterprise solutions and also provide solutions alongside other eLearning platforms currently in place with our customers. We are passionate about improving the learner experience and learner outcomes in online learning products, and improving our customers’ ability to create and deliver both. We are focused on creating the best possible technology solutions and have been awarded an innovation award for our product. We are committed to our team, and have been recognized with ten workplace excellence awards, including four national awards. We aim to partner with the best firms in the industry, and deliver our platform on Azure as a Microsoft Partner and Education Specialist.

Our activities are subject to significant risks and uncertainties, including failure to secure additional funding to execute the current business plan.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended December 31, 2021 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $2,322,329 for the three months ended December 31, 2021, and we incurred a net loss of $24,917,489 for the period from November 14, 2017 (date of incorporation) to December 31, 2021.

Prior to February 16, 2022, management concluded that we did not have sufficient cash on hand or liquidity available to fund future operations for at least twelve months from expected date of issuance of these financial statements. Management concluded that this was a condition that raised substantial doubt about our ability to continue as a going concern, and that management’s plans did not alleviate substantial doubt about our ability to continue as a going concern.

On February 16, 2022, we closed on an offering of common stock and received approximately $2.49 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs (Note 7 to the Condensed Financial Statements). These cash proceeds, when considered with our currently available cash balance, will provide sufficient capital to meet our obligations as they become due through February of 2023. As such, we have concluded that the conditions that raised substantial doubt were resolved.

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

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with businesses, colleges and universities and K-12 schools to provide a comprehensive platform of tightly integrated technology and technology enabled services related to product offerings.

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of December 31, 2021 and June 30, 2021.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of December 31, 2021 and June 30, 2021, we do not have any contract assets.

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

Results of Operations

Revenue

We generated revenues of $189,174 for the three months ended December 31, 2021 as compared to $106,812 for the three months ended December 31, 2020. We generated revenues of $329,865 for the six months ended December 31, 2021 as compared to $216,921 for the six months ended December 31, 2020. Revenue growth compared to prior year for the three and six months ended December 31, 2021 was primarily driven by growth in the sale of annual license fees and associated implementation and customization services.

Operating Expenses

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the three months ended December 31, 2021 were $1,451,978 as compared to $1,611,223 for the three months ended December 31, 2020. General and administrative expenses for the six months ended December 31, 2021 were $2,687,748 as compared to $2,474,131 for the six months ended December 31, 2020. The decrease between the three month periods is primarily due to large professional fees incurred in the prior year’s quarter, partially offset by stock awards to its board members as well as an overall increase in payroll in fiscal year 2022. The increase between the six month periods are due primarily to the additional stock awards to its board members in fiscal year 2022.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended December 31, 2021 were $681,018 as compared to $511,014 for the three months ended December 31, 2020. Technology and content development expenses for the six months ended December 31, 2021 were $1,477,126 as compared to $978,777 for the six months ended December 31, 2020. The increase between the three and six month periods is primarily due to increase in payments to contract services that support the development of our technology platforms and overall increase in payroll in fiscal year 2022.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended December 31, 2021 were $384,027 as compared to $272,756 for the three months ended December 31, 2020. Sales and marketing expenses for the six months ended December 31, 2021 were $871,259 as compared to $524,640 for the six months ended December 31, 2020. The increases are due primarily to increased personnel and personnel-related costs and advertising.

Interest Income

For the three months ended December 31, 2021, interest income totaled $7,273 as compared to interest income of $607 for the three months ended December 31, 2020. For the six months ended December 31, 2021, interest income totaled $7,535 as compared to interest income of $620 for the six months ended December 31, 2020.

Net Loss

Our net loss for the three months ended December 31, 2021 was $2,322,539 as compared to a net loss for the three months ended December 31, 2020 of $2,287,574. Our net loss for the six months ended December 31, 2021 was $4,700,396 as compared to a net loss for the six months ended December 31, 2020 of $7,373,838. The loss was substantially lower during the six months ended December 31, 2021 compared to 2020 as a result of interest expense incurred in connection with our Offering in the prior fiscal year. Our net loss from operations increased as a result of changes noted above.

Financial Position, Liquidity, and Capital Resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable, as indicated by our losses noted above.

During the period from November 14, 2017 (date of incorporation) to September 30, 2020, we raised net proceeds of approximately $11,760,000 from private placement financing transactions (stock and debt). On September 25, 2020, we completed the Offering of 3,000,000 shares of its common stock, $0.0001 par value per share, at an offering price of $5.00 per share (total net proceeds of approximately $12,800,000 after underwriting discounts, commissions, and other offering costs).

On August 2, 2021, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, we may sell up to $16.5 million of shares of common stock. Our net proceeds under the Lincoln Park Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which we sell shares to Lincoln Park. On August 2, 2021, we sold 759,109 shares of our common stock to Lincoln Park in an initial purchase under the Lincoln Park Purchase Agreement for a total purchase price of $1,500,000. We also issued 152,715 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Lincoln Park Purchase Agreement.

As of December 31, 2021, our cash balance totaled $7,750,743.

On February 16, 2022, we closed on an offering of common stock and received approximately $2.49 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs (Note 7 to the Condensed Financial Statements). These cash proceeds, when considered with our currently available cash balance, will provide sufficient capital to satisfy our anticipated operating and investing needs for at least the next 12 months.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K, other than as described below:

There has historically been substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended June 30, 2021 and 2020, we had net losses of $11,586,292 and $4,170,303, respectively. For the three and six months ended December 31, 2021, we had net losses of $2,322,329 and $4,700,396, respectively. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. On February 16, 2022, we completed a public offering of our common stock which resulted in net proceeds to the Company of $2.49 million. In addition, on August 2, 2021, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, we may sell up to $16.5 million of shares of common stock. We plan to raise capital by selling additional shares to Lincoln Park, however, the net proceeds under the Lincoln Park Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which we sell shares to Lincoln Park. Although we believe the proceeds from our February 2022 public offering and any sales to Lincoln Park, will enable us to fund our operations for at least the next twelve months, there is no assurance we will be able to generate sufficient cash from operations or obtain the expected proceeds from any sales to Lincoln Park. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

(a)	Sales of Unregistered Securities

During the quarter ended December 31, 2021, we issued an aggregate of 13,901 share of common stock to consultants for services rendered.

The foregoing issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

(b) Repurchase of Equity Securities

None.

(c) Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Bylaws of the Registrant	10-Q	001-39553	3.2	November 16, 2020

31.1*	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

AMESITE INC.

Date: February 18, 2022	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2022	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)