Form 10-K/A
period 2021-06-30
Amesite Inc.
filed 2022-03-09
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends Amesite Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on September 10, 2021, and is being filed solely to amend the section titled “Management’s Report on Internal Control over Financial Reporting” contained in Part II, Item 9A “Controls and Procedures” to correct a typographical error. The Original Form 10-K stated that the Company assessed the effectiveness of the design and operation of its internal controls over financial reporting as of June 30, 2020, and that such internal controls over financial reporting were effective as of June 30, 2020. This Amendment clarifies that the assessment of the Company’s internal controls over financial reporting was performed as of June 30, 2021, and such controls were found to be effective as of June 30, 2021.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Item 9A of the Original Form 10-K in this Amendment. However, there have been no changes made to the text of such item other than the changes stated in the immediately preceding paragraph. As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update, or restate the information in the remainder of the Original Form 10-K or reflect any events that have occurred after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

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

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2021. Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting were effective as of June 30, 2021.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)	Exhibits.

Item 15(b) of the Form 10-K is hereby amended solely to update the exhibit index with new certifications required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

Exhibit		Filed with this Form	Incorporated by Reference
Number	Exhibit Title	10-K/A	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		S-1	333-248801	2.1	9/4/2020
2.2	Form of Agreement and Plan of Merger and Reorganization, dated July 14, 2020, by and between Amesite Operating Company, a Delaware corporation, and Amesite Inc., a Delaware corporation		S-1	333-248801	2.2	9/4/2020
3.1	Certificate of Merger of Lola One Acquisition Sub, Inc. with and into Amesite OpCo (then known as Amesite Inc.)		S-1	333-248802	3.1	9/4/2020
3.2	Form of Certificate of Merger relating to the merger of Amesite Inc. with and into Amesite Operating Company, to be filed with the Secretary of State of the State of Delaware.		S-1	333-248801	3.2	9/4/2020
3.3	Amended and Restated Certificate of Incorporation, as currently in effect.		S-1	333-248801	3.3	9/4/2020
3.4	Amended and Restated Certificate of Incorporation of Amesite Parent, as currently in effect.		S-1	333-248801	3.4	9/4/2020
3.5	Second Amended and Restated Certificate of Incorporation, to be in effect after the completion of the Reorganization.		S-1	333-248801	3.5	9/4/2020
3.6	Bylaws, as currently in effect.		S-1	333-248801	3.6	9/4/2020
3.7	Amended and restated Bylaws, to be in effect after the completion of the Reorganization.			333-248801	3.7	9/4/2020
3.8	Certificate of Incorporation of the Registrant.		10-Q		3.1	11/16/2020
3.9	Bylaws of the Registrant.		10-Q		3.2	11/16/2020
10.1	Form of Subscription Agreement.		S-1	333-248801	10.1	9/4/2020
10.2	Form of Registration Rights Agreement		S-1	333-248801	10.2	9/4/2020
10.3	Form of Amended and Restated Registration Rights Agreement, dated February 14, 2020.		S-1	333-248801	10.3	9/4/2020

10.4	Form of Amended and Restated Registration Rights Agreement, dated April 14, 2020.		S-1	333-248801	10.4	9/4/2020
10.5	Form of Purchase Agreement		S-1	333-248801	10.5	9/4/2020
10.6	Form of Unsecured Convertible Promissory Note		S-1	333-248801	10.6	9/4/2020
10.7+	2017 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization		S-1	333-248801	10.7	9/4/2020
10.8+	2018 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization.		S-1	333-248801	10.8	9/4/2020
10.9+	Employment Agreement dated as of November 14, 2017 by and between Amesite Operating Company and Ann Marie Sastry, Ph.D.		S-1	333-248801	10.9	9/4/2020
10.10	Lease Agreement dated as of November 13, 2017 by and between Amesite Operating Company and 205-207 East Washington, LLC.		S-1	333-248801	10.10	9/4/2020
10.11+	Employment Agreement dated as of April 27, 2018 by and between the Company and Ann Marie Sastry.		S-1	333-248801	10.11	9/4/2020
10.12+	Executive Agreement, effective as of June 1, 2020, by and between the Company and Ann Marie Sastry.		S-1	333-248801	10.12	9/4/2020
10.13	Form of Lock-up Agreement		S-1	333-248801	10.13	9/4/2020
10.14	Consulting Agreement by between the Company and Richard DiBartolomeo		S-1	333-248801	10.14	9/4/2020
10.15+	Employment Offer Letter, dated July 14, 2020, by and between the Company and Richard DiBartolomeo		S-1	333-248801	10.15	9/4/2020
10.16+	Kern Employment Letter, Dated January 31, 2021		8-K		10.1	2/4/2021
10.17	Purchase Agreement, dated as of August 2, 2021, between Amesite, Inc. and Lincoln Park Capital Fund, LLC		8-K		10.1	8/6/2021
10.18	Registration Rights Agreement, dated as of August 2, 2021, between Amesite, Inc. and Lincoln Park Capital Fund, LLC		8-K		10.2	8/6/2021
23.1	Consent of Deloitte & Touche LLP		10-K		23.1	9/10/2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

†	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: March 9, 2022	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer