Form 10-Q
period 2022-03-31
Amesite Inc.
filed 2022-05-13
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

(734) 876-8130

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

There were 25,743,484 shares of the registrant’s common stock issued and outstanding as of May 13, 2022.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our artificial intelligence (AI)-driven learning platform’s ability to enable businesses, universities and K-12 schools to offer timely, improved popular courses and certification programs, without becoming software tech companies;

●	our planned online machine learning platform’s ability to result in opportunistic incremental revenue for colleges and universities, and improved ability to garner state funds due to increased retention and graduation rates through use of machine learning and natural language processing;

●	our ability to continue as a going concern;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our learning platform;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance; and

●	the impact of government regulation and developments relating to our competitors or our industry.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

March 31, 2022

Amesite Inc.

Amesite Inc.
Condensed Balance Sheets (unaudited)

	March 31, 2022	June 30, 2021
Assets
Current Assets
Cash and cash equivalents	$8,905,431	$10,713,091
Accounts receivable	10,795	51,120
Prepaid expenses and other current assets	564,684	299,389
Total current assets	9,480,910	11,063,600

Noncurrent assets
Property and Equipment - net	91,146	100,590
Capitalized software - net	1,203,945	1,312,643
Total noncurrent assets	1,295,091	1,413,233
Total assets	$10,776,001	$12,476,833
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$412,911	$139,754
Accrued and other current liabilities:
Accrued compensation	180,296	199,908
Deferred revenue	219,190	333,200
Other accrued liabilities	26,416	68,881
Total current liabilities	838,813	741,743

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 25,739,679 and 21,063,954 shares issued and outstanding and March 31, 2022 and June 30, 2021, respectively	2,533	2,066
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 or June 30, 2021	-	-
Additional paid-in capital	37,068,255	31,950,117
Accumulated deficit	(27,133,600)	(20,217,093)
Total stockholders’ equity	9,937,188	11,735,090
Total liabilities and stockholders’ equity	$10,776,001	$12,476,833

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net Revenue	$209,518	$201,394	$539,383	$418,315
Operating Expenses
General and administrative expenses	1,239,153	1,049,128	3,926,901	3,523,259
Technology and content development	899,951	615,157	2,377,077	1,593,934
Sales and marketing	282,684	860,562	1,153,943	1,385,202
Total operating expenses	2,421,787	2,524,847	7,457,921	6,502,395
Other Income (Expense)
Interest Income	1,207	703	8,742	1,323
Interest Expense	(5,049)	-	(6,711)	(3,613,831)
Total other income (expense)	(3,842)	703	2,031	(3,612,508)
Net Loss	$(2,216,111)	$(2,322,750)	$(6,916,507)	$(9,696,588)
Earnings per Share
Basic loss per share	$(0.09)	$(0.11)	$(0.32)	$(0.51)
Weighted average shares outstanding	23,802,866	20,538,461	21,824,688	19,150,778

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2020	16,231,820	$1,583	$11,629,114	$(8,630,801)	$2,999,896
Net loss	-	-	-	(5,086,264)	(5,086,264)
Issuance of common stock - net	3,000,000	300	12,795,930	-	12,796,230
Stock-based compensation expense	-	-	212,413	-	212,413
Conversion of notes payable	1,127,872	113	5,639,248	-	5,639,361
Balance - September 30, 2020	20,359,692	$1,996	$30,276,705	$(13,717,065)	$16,561,636
Net loss	-	-	-	(2,287,574)	(2,287,574)
Issuance of common stock for consulting services	176,092	18	789,582	-	789,600
Stock-based compensation expense	-	-	217,075	-	217,075
Balance - December 31, 2020	20,535,784	$2,014	$31,283,362	$(16,004,639)	$15,280,737
Net loss	-	-	-	(2,322,750)	(2,322,750)
Cashless exercise of warrants	29,782	3	(3)	-	-
Stock-based compensation expense	-	-	221,168	-	221,168
Balance - March 31, 2021	20,565,566	$2,017	$31,504,527	$(18,327,389)	$13,179,155

Balance - July 1, 2021	21,063,954	$2,066	$31,950,117	$(20,217,093)	$11,735,090
Net loss	-	-	-	(2,378,157)	(2,378,157)
Issuance of common stock – net of offering costs of $140,000	911,824	91	1,359,909	-	1,360,000
Stock-based compensation expense	-	-	389,085	-	389,085
Balance - September 30, 2021	21,975,778	$2,157	$33,699,111	$(22,595,250)	$11,106,018
Net loss	-	-	-	(2,322,239)	(2,322,239)
Issuance of common stock for consulting services	13,901	1	22,697	-	22,698
Stock-based compensation expense	-	-	422,526	-	422,526
Balance - December 31, 2021	21,989,679	$2,158	$34,144,334	$(24,917,489)	$9,229,003
Net loss	-	-		(2,216,111)	(2,216,111)
Issuance of common stock – net of offering costs of $250,450	3,750,000	375	2,509,175	-	2,509,550
Stock-based compensation expense	-	-	414,746	-	414,746
Balance - March 31, 2022	25,739,679	$2,533	$37,068,255	$(27,133,600)	$9,937,188

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(6,916,507)	$(9,696,588)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	682,068	537,112
Stock compensation expense	1,226,357	650,656
Amortization of debt costs	-	182,900
Interest expense on notes payable converted to common stock	-	3,430,931
Value of common stock issued in exchange for consulting services	22,698	789,600
Changes in operating assets and liabilities which used cash:
Accounts receivable	40,325	54,220
Prepaid expenses and other assets	(265,295)	(398,412)
Accounts payable	297,621	103,797
Accrued compensation	(19,612)	33,871
Deferred revenue	(114,010)	164,615
Accrued and other liabilities	(42,465)	53,388
Net cash and cash equivalents used in operating activities	(5,088,820)	(4,093,910)

Cash Flows from Investing Activities
Purchase of property and equipment	(14,267)	(67,266)
Investment in capitalized software	(574,123)	(607,236)
Net cash and cash equivalents used in investing activities	(588,390)	(674,502)

Cash Flows from Financing Activities – Issuance of common stock – net of issuance costs	3,869,550	12,796,230
Net (Decrease) Increase in Cash and Cash Equivalents	(1,807,660)	8,027,818
Cash and Cash Equivalents - Beginning of period	10,713,091	4,093,874
Cash and Cash Equivalents - End of period	$8,905,431	$12,121,692
Significant Noncash Transactions:
Acquisition of capitalized software included in accounts payable and accrued liabilities	$70,924	$94,481
Conversion of convertible notes payable, including accrued interest of $73,315, into 1,127,872 of common stock	$-	$2,255,745
Issuance of common stock in exchange for consulting services	$22,698	$789,600

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Notes to Condensed Financial Statements

March 31, 2022 and 2021

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

On September 18, 2020, we consummated a reorganizational merger, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated July 14, 2020 (“Effective Date”), whereby we merged with and into Amesite Inc. (“Amesite Parent”) our former parent corporation, with our Company resulting as the surviving entity. In connection with the same, we filed a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware, and changed our name from “Amesite Operating Company” to “Amesite Inc.” The stockholders of Amesite Parent approved the Merger Agreement on August 4, 2020. The directors and officers of Amesite Parent became our directors and officers.

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

Going Concern

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the early stages of developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its costs over an extended period of time.

The Company does not have sufficient cash on hand or available liquidity to maintain operations for at least twelve months from the date of issuance of the condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response to the conditions, management plans include raising capital through equity financing, or by selling additional shares to Lincoln Park Capital per the Purchase Agreement (Note 5) or by completing other offerings of common stock. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. There is no assurance that the Company will be successful in implementing its business plan, generate sufficient cash from operations or sell stock on favorable terms or at all. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). The Company has a fiscal year with a June 30 year end.

In the opinion of management, the condensed financial statements of the Company as of March 31, 2022 and 2021 and for the three and nine months ended March 31, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These financial statements should be read together with the condensed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

Capitalized Software Costs

The Company capitalizes costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $658,357 and $525,000 for the nine months ended March 31, 2022 and 2021, respectively. The Company recognized amortization expense of approximately $234,000 and $192,000 for the three months ended March 31, 2022 and 2021, respectively. Accumulated amortization on March 31, 2022 and 2021 was $1,996,137 and $1,129,186, respectively.

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

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). For the three and nine months ended March 31, 2022 and 2021, all of the revenue recognized has been recognized over the related contract periods. Additionally, for the three and nine months ended March 31, 2022, five customers comprised approximately 86% of total revenue. During the three and nine months ended March 31, 2021, one customer comprised approximately 76% and 54% of total revenue, respectively.

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of March 31, 2022 or June 30, 2021.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of March 31, 2022 and June 30, 2021, we do not have any contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the nine months ended March 31:

	2022	2021
Opening balance	$333,200	$380,000
Billings	425,445	582,930
Less revenue recognized from continuing operations (net of cancellations):	(539,455)	(418,315)
Closing balance	$219,190	$544,615

Revenue recognized during the nine months ended March 31, 2022 and 2021 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $539,455 and $417,415, respectively.

The deferred revenue balance as of March 31, 2022 is expected to be recognized over the next 12 months.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. There were 3,208,024 and 2,910,125 potentially dilutive securities for the three and nine months ended March 31, 2022 and 2021, respectively.

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

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the nine months ended:

	March 31, 2022	March 31, 2021
Expected term (years)	10.00	6.00
Risk-free interest rate	1.75 - 2.2%	0.12%
Expected volatility	78% - 93%	45% - 46.3%
Dividend yield	0%	0%

A summary of option activity for the nine months ended March 31, 2022 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2021	3,222,125	$1.96	8.34
Granted	125,024	1.76	9.51
Cancelled	(139,125)	3.09	8.91
Outstanding and expected to vest at March 31, 2022	3,208,024	1.91	7.61

The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2022 as $1.76. The options contained time-based vesting conditions satisfied over four years from the grant date.

For the three months ended March 31, 2022 and 2021, the Company recognized $414,746 and $221,168, in expense related to the Plan, respectively. For the nine months ended March 31, 2022 and 2021, the Company recognized $1,226,357 and $650,656 in expense related to the Plan, respectively.

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

Accordingly, $43,176 and $87,310 related to the stock option grants made to the board members, was recognized as stock-based compensation expense for the three and nine months ended March 31, 2022. The Company also recognized $150,000 and $450,000 as stock-based compensation expense related to the restricted stock unit grants made to the board members for the three and nine months ended March 31, 2022, respectively. The cost related to the grants made to board members is expected to be recognized through September of 2022.

As of March 31, 2022, there was approximately $610,011 of total unrecognized compensation cost for employees and non-employees related to nonvested options. These costs are expected to be recognized through March 2026.

Note 4 - Income Taxes

For the three and nine months ended March 31, 2022 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the nine months ended March 31, 2022 and 2021.

The Company has approximately $20,881,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

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

The Company measures the warrants using the BSM to estimate their fair value. The fair value of the warrants issued in connection with the Offering was approximately $249,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 45.00%; (ii) risk free interest rate of .14%; and (iii) expected life of the warrants of 5 years. The warrants were fully vested on the date of grant and are included in offering costs in the Statement of Stockholders’ Equity.

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

In connection with the Purchase Agreement, the Company entered into an introducing broker agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”), pursuant to which the Company agreed to pay a cash fee to Laidlaw (the “Introductory Fee”) equal to (i) 8% of the amount of the Initial Purchase, (ii) 8% of the amount of a one-time share request up to $1,000,000 (“Tranche Purchase”), if any, and (iii) 4% of up to the next $13,500,000 (or up to $14,500,000 if the Tranche Purchase is not exercised).

Upon entering into the Purchase Agreement, the Company sold 759,109 shares of common stock to Lincoln Park as an initial purchase for a total purchase price of $1,500,000 (the “Initial Purchase”). The Company received net proceeds from the Initial Purchase of $1,360,000 after the payment of the Introductory Fee and offering costs. As consideration for Lincoln Park’s commitment to purchase up to $16.5 million of shares of common stock under the Purchase Agreement, the Company issued 152,715 shares of common stock to Lincoln Park. If Lincoln Park is requested to purchase additional shares during the term of the Purchase Agreement, the requested shares, (“Regular Purchase”), are limited based on the current share price of the Company’s common stock. If the average price is below $3.00 per share, the Company is limited to issuing 50,000 shares per request; if the share price is between $3.00 and $4.00 per share, the limit is 75,000 shares per request, if the share price is between $4.00 and $5.00, the limit is 100,000 shares per request, and if the share price is above $5.00, the limit is 150,000 shares per request. Requests for purchases are permitted daily as long as the Company’s stock price is above $0.50 per share. The price for such regular purchases will be the lower of: (i) the lowest closing price of the Company’s common stock on the purchase date for such Regular Purchase and (ii) the arithmetic average of the three (3) lowest closing prices of the Company’s common stock during the ten (10) consecutive business days immediately preceding. Additionally, the Company may instruct Lincoln Park to purchase additional shares of common stock that exceed the Regular Purchase limits (“Accelerated Purchase”). If the Company requests Lincoln Park to make an Accelerated Purchase, the price per share is discounted from average historical closing prices.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has no value as of March 31, 2022.

On February 11, 2022, the Company entered into an underwriting agreement with Laidlaw, as representative of the several underwriters, to issue and sell up to 3,437,500 shares of the Company’s common stock, at a public offering price of $0.80 per share. On February 14, 2022, the Company entered into an amended and restated underwriting agreement in order to increase the number of shares sold in the offering to 3,750,000. On February 16, 2022, the Company closed the offering, and sold 3,750,000 shares of common stock to Laidlaw for total gross proceeds of $3,000,000. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $2,509,550.

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

Note 7 - Subsequent Events

The Company has evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q and determined that no material events occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 10, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three and nine months ended March 31, 2022 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $2,216,111 for the three months ended March 31, 2022, and we incurred a net loss of $27,133,600 for the period from November 14, 2017 (date of incorporation) to March 31, 2022.

Based upon our current forecast and our currently available cash balance, the Company does not expect to have sufficient cash on hand or available liquidity to maintain operations for at least twelve months from the date of issuance of the condensed financial statements.

This condition raises substantial doubt about the Company’s ability to continue as a going concern and the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and the requirements of the SEC.

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

We derive revenue from annual licensing arrangements, including maintenance fees, setup fees and other variable fees for course development and miscellaneous items. Our contracts with partners generally have two-year terms and have a single performance obligation. The promises to set up and provide a hosted platform of tightly integrated technology and services partners need to attract, enroll, educate and support students are not distinct within the context of the contracts. This performance obligation is satisfied as the partners receive and consume benefits, which occurs ratably over the contract term.

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of March 31, 2022 and June 30, 2021.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of March 31, 2022 and June 30, 2021, we do not have any contract assets.

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

Results of Operations

Revenue

We generated revenues of $209,518 for the three months ended March 31, 2022 as compared to $201,394 for the three months ended March 31, 2021. We generated revenues of $539,383 for the nine months ended March 31, 2022 as compared to $418,315 for the nine months ended March 31, 2021. Revenue growth compared to prior year for the nine months ended March 31, 2022 was primarily driven by growth in the sale of annual license fees and associated implementation and customization services.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the three months ended March 31, 2022 were $1,239,153 as compared to $1,049,128 for the three months ended March 31, 2021. General and administrative expenses for the nine months ended March 31, 2022 were $3,926,901 as compared to $3,523,259 for the nine months ended March 31, 2021. The increase between the three and nine month periods is primarily due to stock-based compensation related to stock awards and options issued to its employees and board members in the fiscal year 2022.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended March 31, 2022 were $899,951 as compared to $615,157 for the three months ended March 31, 2021. Technology and content development expenses for the nine months ended March 31, 2022 were $2,377,077 as compared to $1,593,934 for the nine months ended March 31, 2021. The increase between the three and nine month periods is primarily due to the recognition of a settlement obligation to a vendor for early termination of its agreement amounting to $335,756, increase in payments to contract services that support the development of our technology platforms and overall increase in payroll in fiscal year 2022.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended March 31, 2022 were $282,684 as compared to $860,562 for the three months ended March 31, 2021. Sales and marketing expenses for the nine months ended March 31, 2022 were $1,153,943 as compared to $1,385,202 for the nine months ended March 31, 2021. The decrease between the three month and nine month periods is primarily due to significantly increased expenditures in the fiscal year 2021 as the Company increased focus on digital presence to drive lead generation and pipeline growth in support of the sales and marketing division. In 2021, the Company focused on creation of value-added content, social posts and case studies which did not occur in 2022.

Interest Income

For the three months ended March 31, 2022, interest income totaled $1,207 as compared to interest income of $703 for the three months ended March 31, 2021. For the nine months ended March 31, 2022, interest income totaled $8,742 as compared to interest income of $1,323 for the nine months ended March 31, 2021.

Net Loss

Our net loss for the three months ended March 31, 2022 was $2,216,111 as compared to a net loss for the three months ended March 31, 2021 of $2,322,750. Our net loss for the nine months ended March 31, 2022 was $6,916,507 as compared to a net loss for the nine months ended March 31, 2021 of $9,696,588. The loss was substantially lower during the nine months ended March 31, 2022 compared to 2021 as a result of interest expense incurred in connection with our Offering in the prior fiscal year. Our net loss from operations increased as a result of changes noted above.

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

On August 2, 2021, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, we may sell up to $16.5 million of shares of common stock. Our net proceeds under the Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which we sell shares to Lincoln Park. On August 2, 2021, we sold 759,109 shares of our common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a total purchase price of $1,500,000. We also issued 152,715 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Purchase Agreement.

On February 16, 2022, we closed on an offering of common stock and received approximately $2.51 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs (Note 7 to the Condensed Financial Statements).

As of March 31, 2022, our cash balance totaled $8,905,431.

The Company is in the early stages of developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its costs over an extended period of time. The Company does not have sufficient cash on hand or available liquidity to maintain operations for at least twelve months from the date of issuance of the condensed financial statements.

This condition raises substantial doubt about the Company’s ability to continue as a going concern and the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective.

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

There is substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended June 30, 2021 and 2020, we had net losses of $11,586,292 and $4,170,303, respectively. For the three and nine months ended March 31, 2022, we had net losses of $2,216,111 and $6,916,507, respectively. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. On February 16, 2022, we completed a public offering of our common stock which resulted in net proceeds to the Company of $2.51 million. In addition, on August 2, 2021, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, we may sell up to $16.5 million of shares of common stock. We may raise capital by selling additional shares to Lincoln Park, however, the net proceeds under the Lincoln Park Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which we sell shares to Lincoln Park. Based upon our current operations with our currently available cash balance, management concluded that the current conditions raise substantial doubt about our ability to continue as a going concern, management concluded it has substantial doubt in its ability to continue as a going concern.

We received a written notice from Nasdaq that we have failed to comply with certain listing requirements of the Nasdaq Stock Market, which could result in our Common Stock being delisted from the Nasdaq Stock Market.

On March 8, 2022, we received a notification from Nasdaq related to our failure to maintain a minimum bid price of $1 per share. Based on the closing bid price of the Company’s common stock between January 24, 2022 and March 7, 2022, the Company no longer meets the minimum bid price requirement. However, the Nasdaq Listing Rules also provide us a compliance period of 180 calendar days in which to regain compliance. Accordingly, if at any time from the date of this notice until September 5, 2022, the closing bid price our common stock is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide us with written confirmation of compliance and the matter will be closed. If we do not regain compliance with the minimum bid price requirement by September 5, 2022, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet all other initial listing standards, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. If we do not regain compliance with the minimum bid price requirement by the end of the compliance period (or the second compliance period, if applicable), our common stock will become subject to delisting. If we are delisted from Nasdaq, our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. We intend to monitor the closing bid price of our common stock and may be required to seek approval from our stockholders to affect a reverse stock split of the issued and outstanding shares of our common stock. However, there can be no assurance that the reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Even if the reverse stock split is approved by our stockholders, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing rules.

If we are delisted from Nasdaq, but obtain a substitute listing for our common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock, warrants and pre-funded warrants would likely be significantly adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Bylaws of the Registrant	10-Q	001-39553	3.2	November 16, 2020

4.1	Form of Underwriter’s Warrant	8-K	001-39553	4.1	February 16, 2022

31.1*	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

AMESITE INC.

Date: May 13, 2022	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)