Form 10-K
period 2022-06-30
Amesite Inc.
filed 2022-09-28
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

(734) 876-8141

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2021 was approximately $22,649,369 based on the closing price for the common stock on the Nasdaq Capital Market on December 30, 2021 of $1.03.

On September 22, 2022, there were 30,300,305 shares common stock of the registrant, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders. Such proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to a number of risks, and uncertainties and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks are more fully described in the “Risk Factors” section of this Annual Report on Form 10-K. The following is a summary of such risks:

●	our planned online machine learning platform’s ability to enable universities and other clients to offer timely, improved popular courses and certification programs, without becoming software tech companies;

●	our planned online machine learning platform’s ability to result in opportunistic incremental revenue for colleges, universities and other clients, and improved ability to garner state funds due to increased retention and graduation rates through use of machine learning and natural language processing;

●	our ability to continue as a going concern;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and Partners to provide and maintain our learning platform;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Any forward-looking statement in this Annual Report on Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K, and the documents that we reference herein and have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future

This Annual Report on Form 10-K also contains, or may contain, estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

ii

PART I

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “Amesite,” and the “Company,” as used in this Annual Report on Form 10-K, refer to Amesite, Inc. Amesite holds all material assets and conducts all business activities and operations of the Company.

ITEM 1. BUSINESS

Overview

Amesite’s smart, intuitive learning environments help organizations thrive. Amesite is a high tech artificial intelligence software company offering a cloud-based platform and content creation services for business and university-delivered education and upskilling. Amesite-offered courses and programs are branded to our part. Amesite uses artificial intelligence technologies to provide customized environments for learners, easy-to-manage interfaces for instructors, and greater accessibility for learners in the US education market and beyond. The Company leverages existing institutional infrastructures, adding mass customization and cutting-edge technology to provide cost-effective, scalable and engaging experiences for learners anywhere.

We are passionate about improving the learner experience and learner outcomes in online learning products, and improving our Customers’ ability to create and deliver both. We are focused on creating the best possible technology solutions and have been awarded an innovation award for our product. We are committed to our team, and have been recognized with 10 workplace excellence awards, 4 of them national.

Amesite offers our white label platform to our Customers: universities, museums, businesses and government agencies. Amesite’s Customers offer learning to their users, who are students, professional learners and / or their own employees. Amesite derives revenue from the licensing of our platform, and user fees associated with its use by our Customers for their users. Some of our Customers generate revenue using our systems, including Universities and Museums.

Our Strategy

We deliver Learning Community Environment®s (LCESMs) to businesses and educational institutions (EIs) that enable them to offer branded learning products to their students, professional learners or employees with ease. Our business model offers flexibility for our Customers. Our Customers license our platform and can also contract with to us to create and maintain customized learning products, or easily launch their own learning products on the platform. We have entered into master service agreements with our Customers, including, but not limited to, universities such as Wayne State University and enterprises such as The Henry Ford Museum. These agreements include statements of work detailing the services to be rendered and programs or products to be delivered on the platform. We use the proprietary data we collect on learner behavior and responses with their consent, to deliver to learners engaging, effective courses and programs. Our Customers gain efficiency, flexibility and can generate high return on investment and revenue through partnership with us, because of the speed, flexibility, effectiveness and scalability of the LCESMs we build for them.

Universities need to be able to launch programs that upskill their alumni and other professionals, accessibly and at scale. Museums need to engage their patrons and visitors with high quality digital learning opportunities. Businesses need learning systems that enable them to upskill people quickly and efficiently. Retention and execution of strategic plans require that employees stay engaged, and learn effectively. Government needs to be able to offer learning programs that allow job seekers to advance skills. Amesite’s cloud-based platform addresses all of these key needs.

We target Customers who already have large cohorts of users who can consume their delivered learning programs. Our revenues are derived from license fees, but more importantly, by user fees, that we believe will enable us to scale revenue. Importantly, we aim to serve our Customers by delivering learning programs at price points that are accessible and are highly targeted to their needs.

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

We have protected our source codes, methodologies, algorithms, and techniques directed to other aspects of our artificial intelligence learning platform using our trade secret rights. We have received service marks for AMESITESM, KEEP LEARNINGSM and LCESM from the United States Patent and Trademark Office. We have registered a service mark for LEARNING COMMUNITY ENVIRONMENT® with the United States Patent and Trademark Office. We have also secured domain names, including amesite.com, amesite.co, amesite.net, and others.

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

Any learning product that we successfully develop and commercialize will compete with current learning products. Key product features that would affect our ability to effectively compete with other course offerings include efficiency, security and convenience, and availability. Our competitors fall primarily into the following groups:

●	Online Program Management (OPM) firms, who create and launch educational products for EIs and businesses, using either their own or others’ Learning Management Systems (LMSs).

●	Learning Management System (LMS) technology firms, who offer technology platforms suitable for offering online educational or training products

●	Learning product aggregators, who offer multiple ‘institutions or businesses’ learning products on online platforms for direct purchase by learners, or through licenses by institutions.

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

Human Capital Management

General Information About Our Human Capital Resources

As of August 17, 2022, we have 14 full-time employees and 3 consultants. We intend to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to a dvise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Our Culture

Amesite’s mission is to improve the way the world learns. We are passionate about understanding the needs of our learners, and we work hard to build products that deliver—for each and every one. We also believe that supporting our team with a wonderful environment supports and powers us to accomplish our goals. Our values are summarized in our beats—the guideposts for our culture.

●	Judgment beats rules

●	Measurement beats conjecture

●	Humility beats arrogance

●	Honesty beats politeness

●	Growth beats comfort

●	Transparency beats manipulation

●	Passion beats indifference

Diversity and Inclusion

To truly change how the world learns and improve the learning process and environment for learners across the world, we need to work with a diversity of Partners as well as have a diverse workforce. We also must operate with a high degree of awareness of evolving social conditions, social justice – and create policy accordingly. We acknowledge that these measures evolve over time and commit to improving our policies as awareness of social inequities or injustice arise. We believe an equitable and inclusive environment with diverse teams produces more creative solutions and results in better outcomes for our Customers, Partners, employees, and stakeholders. We strive to attract, retain, and promote diverse talent at all levels of the organization. Our management team is 57% female, 29% racially diverse, and 71% female or racially diverse. The entire Amesite team is 50% female, 43% racially diverse, and 71% female or racially diverse. Additional information regarding Amesite’s social impact can be found in our 2021 ESG Report available at www.amesite.com.

Corporate Information

The Company was incorporated in November 2017. The Company is an artificial intelligence driven platform and course designer, that provides customized, high performance and scalable online products for schools and businesses. The Company uses machine learning to provide a novel, mass customized experience to learners. The Company’s Customers are businesses, universities and colleges, and K-12 schools. The Company’s activities are subject to significant risks and uncertainties. The Company’s operations are in one segment.

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

ITEM 1A. RISK FACTORS

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

We were incorporated in November 2017 and have no operating history in offering online courses. Historically, we have had no significant tangible assets other than cash. If our assumptions about market needs are incorrect, we may fail to launch courses and gain initial Customers. Even if we launch courses in a timely manner, our assumptions regarding recovery of upfront costs and growth of revenue may differ substantially from reality, in which case we will fail to achieve our revenue goals.

We have not developed a strong Customer base and we have not generated sustainable revenue since inception. There can be no assurance that we will be able to do so in the future. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business.

We have not yet developed a strong Customer base and we have not generated sustainable revenue since inception. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Maintaining and improving our platform will require significant capital. We also incur substantial accounting, legal and other overhead costs as a public company. If our offerings to Customers are unsuccessful, result in insufficient revenue or result in us not being able to sustain revenue, we will be forced to reduce expenses, which may result in an inability to gain new Customers.

There is substantial doubt about our ability to continue as a going concern.

We are in the early stages of developing our Customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended June 30, 2022 and 2021, we had net losses of $9,059,923 and $11,586,292, respectively. On February 16, 2022, the Company sold 3,750,000 shares of common stock for net proceeds of $2,509,550 after deducting the underwriting commission and expenses. On September 1, 2022, the Company sold 4,181,821 shares of common stock for approximately $1.85 million, net of financing fees and expenses. The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it will have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements; however, there is uncertainty in the forecast and therefore the Company cannot assert that it is probable. Further uncertainty remains regarding our ability to implement our business plan and to grow our business without additional financing. Our long-term future growth and success is dependent upon our ability to raise additional capital and implement our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources. The Company has considered both quantitative and qualitative factors that are known or reasonably knowable as of the date of these financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

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

We will be relying on our college, university and museum Customers to drive enrollment and revenue and continue to license our platform and pay for our services.

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

We will face intense competition, which may cause pricing pressures, decreased gross margins and loss of market share, and may materially and adversely affect our business, financial condition and results of operations.

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

We are dependent on the services of certain key management personnel, employees, advisors, and consultants.  If we are unable to retain or motivate such individuals or hire qualified personnel, we may not be able to grow effectively.

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

Our operations have consumed substantial amounts of cash since inception. We do not expect more than nominal revenues until at least some point during the fiscal year ending June 30, 2023. If our expectations prove incorrect, our business, operating results and financial condition will be materially and adversely affected. We anticipate that our operating expenses will increase in the foreseeable future as we continue to pursue the development of our platform, invest in marketing, sales and distribution of our platform to grow our business, acquire Customers, and commercialize our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these increased expenses. In addition, we expect to incur significant expenses related to regulatory requirements, and our ability to obtain, protect, and defend our intellectual property rights.

We may also encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we may need to obtain substantial additional funding to continue our operations. We cannot assure you that such additional funding will be available on favorable terms, or at all.

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

We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that such acquisition will ultimately strengthen our competitive position or that such acquisition will be viewed positively by Customers, financial markets, or investors. Furthermore, future acquisitions could pose numerous additional risks to our expected operations, including:

●	problems integrating the purchased business, products, or technologies;

●	challenges in achieving strategic objectives, cost savings and other anticipated benefits;

●	increases to our expenses;

●	the assumption of significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;

●	inability to maintain relationships with prospective key Customers, vendors, and other business Partners of the acquired businesses;

●	diversion of management’s attention from their day-to-day responsibilities;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	entrance into marketplaces where we have limited or no prior experience and where competitors have stronger marketplace positions;

●	potential loss of key employees, particularly those of the acquired entity;

●	that historical financial information may not be representative or indicative of results as a combined entity; and

●	that our business and operations would suffer in the event of system failures, and our operations are vulnerable to interruption by natural disasters, terrorist activity, power loss and other events beyond our control, the occurrence of which could materially harm our business.

If our security measures or those of our future business Partners are breached or fail and result in unauthorized disclosure of data, we could lose Customers and/or fail to attract new Customers. Such breach or failure could also harm our reputation and expose us to protracted and costly lawsuits.

Our platform and computer systems store and transmit proprietary and confidential information that is subject to stringent legal and regulatory obligations. Due to the nature of our product, we face an increasing number of threats to our platform and computer systems including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. Our cybersecurity measures or those of our future business Partners may be unable to anticipate, detect or prevent all attempts to compromise our systems or that of our future business Partners. Our internal computer systems and those of our future business Partners are or may also be vulnerable to telecommunication and electrical failures, the occurrence of which could result in material disruptions of our services. If our security measures are breached or fail because of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new Customers, cause existing Customers to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Such issues could also cause a delay in the further development of our new technology for online education. Any reputational damage resulting from breach of our systems or disruption of our services could create distrust of our company by prospective Customers. We do not currently have cyber risk insurance. If we obtain one, such insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

We may have risks related to regulatory requirements.

Online education is subject to ongoing regulatory obligations and review. Maintaining compliance with these requirements may result in significant additional expense to us and any failure to maintain such compliance could cause our business to suffer.

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and other costs. These enforcement actions could harm our business, financial condition, and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, and results of operations could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control and the impact of health and safety concerns, such as those relating to the current coronavirus pandemic (“COVID-19”). The recent global financial crisis in connection with COVID-19 has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Related to Our Common Stock

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On August 2, 2021, we entered into the Lincoln Park Purchase Agreement and, on that date, we sold 759,109 shares of our common stock to Lincoln Park in an initial purchase under the Lincoln Park Purchase Agreement for a total purchase price of $1,500,000. We also issued 152,715 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Lincoln Park Purchase Agreement. In addition, at any time following the twentieth business day after the after the satisfaction of certain conditions set forth in the Lincoln Park Purchase Agreement, including that the SEC has declared effective the registration statement and that such registration statement remains effective, which we refer to as the “Commencement Date,” we have the option to direct Lincoln Park to purchase up to an additional $1,000,000 of shares of common stock, subject to conditions and limitations set forth in the Lincoln Park Purchase Agreement. The remaining shares of our common stock that may be issued under the Lincoln Park Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 24-month period beginning on the Commencement Date. The purchase price for the shares that we may sell to Lincoln Park under the Lincoln Park Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

Subject to the terms of the Lincoln Park Purchase Agreement, such as the requirement that the purchase price be at least $0.50 per share (the “Floor Price”), we generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the Lincoln Park Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

It is not possible to predict the actual number of shares we will sell under the Lincoln Park Purchase Agreement, or the actual gross proceeds resulting from those sales.

On August 2, 2021, we entered the Lincoln Park Purchase Agreement, pursuant to which Lincoln Park has committed to purchase up to $16.5 million in shares of our common stock, subject to certain limitations and conditions set forth in the Lincoln Park Purchase Agreement. The shares of our common stock that may be issued under the Lincoln Park Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over an approximately 24-month period commencing on the Commencement Date.

With exception to the Floor Price requirement, we generally have the right to control the timing and amount of any sales of our shares of common stock under the Lincoln Park Purchase Agreement. Sales of our common stock, if any, under the Lincoln Park Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the Lincoln Park Purchase Agreement.

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

Moreover, although the Lincoln Park Purchase Agreement provides that we may sell up to an aggregate of $16.5 million of our common stock to Lincoln Park, we have only registered 4,200,000 shares of our common stock for resale by Lincoln Park, consisting of (i) the 759,109 Initial Purchase Shares that we issued to Lincoln Park in the initial purchase upon our execution of the Lincoln Park Purchase Agreement on August 2, 2021, (ii) the 152,715 Commitment Shares that we previously issued to Lincoln Park upon execution of the Lincoln Park Purchase Agreement as consideration for its commitment to purchase our common stock under the Lincoln Park Purchase Agreement and (ii) up to 3,288,176 shares of common stock that we may elect to sell to Lincoln Park, in our sole discretion, from time to time from and after the Commencement Date under the Lincoln Park Purchase Agreement. If after the Commencement Date we elect to sell to Lincoln Park all of the 3,288,176 shares of common stock that are available for sale by us to Lincoln Park in Regular Purchases under the Lincoln Park Purchase Agreement, depending on the market prices of our common stock during the applicable Regular Purchase valuation period for each Regular Purchase made pursuant to the Lincoln Park Purchase Agreement, the actual gross proceeds from the sale of all such shares may be substantially less than the $16.5 million total purchase commitment available to us under the Lincoln Park Purchase Agreement, which could materially adversely affect our liquidity.

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

We may direct Lincoln Park to purchase up to $16.5 million worth of shares of our common stock under our agreement over a 24-month period generally in amounts up to 50,000 shares of our common stock (such purchases, “Regular Purchases”), which may be increased to up to 150,000 shares of our common stock depending on the market price of our common stock at the time of sale, and, Lincoln Park’s committed obligation under any Regular Purchase shall not exceed $1,000,000.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $16.5 million under the Lincoln Park Purchase Agreement to Lincoln Park, we may still need additional capital to finance our future production plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition, and prospects.

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

On March 8, 2022, we received a notification from Nasdaq related to our failure to maintain a minimum bid price of $1 per share. Based on the closing bid price of the Company’s common stock between January 24, 2022 and March 7, 2022, the Company no longer meets the minimum bid price requirement. However, the Nasdaq Listing Rules also provide us a compliance period of 180 calendar days in which to regain compliance. On September 6, 2022, Nasdaq granted the Company a second 180 calendar day period to regain compliance by March 6, 2023. If we do not regain compliance with the minimum bid price requirement by the end of the second compliance period, our common stock will become subject to delisting. If we are delisted from Nasdaq, our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. We intend to monitor the closing bid price of our common stock and may be required to seek approval from our stockholders to affect a reverse stock split of the issued and outstanding shares of our common stock. However, there can be no assurance that the reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Even if the reverse stock split is approved by our stockholders, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing rules.

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

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our services, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to several factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the Customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business Partners and Customers because of the acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

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

We are an “emerging growth company” and can avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

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

Although we expect to meet the Nasdaq Capital Market’s continued listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq Capital Market in the future. In order to continue to have our securities listed on the Nasdaq Capital Market, we must maintain and comply with certain standards including, but not limited to, standards relating to corporate governance, stockholders’ equity and market value of listed securities. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market our securities may be delisted from the Nasdaq Capital Market. If our securities are delisted from the Nasdaq Capital Market, we could face significant adverse consequences including, but not limited to:

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

As a publicly traded company, we incur significant additional legal, accounting, and other expenses that we did not incur as a private company. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements as of and for the year ended June 30, 2022, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we have determined that we have material weaknesses relating risk assessment, control activities and monitoring control activities.

The above material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. To address the material weaknesses, we intend to (i) formalize our risk assessment process with assistance from a current finance and accounting third-party service provider, (ii) remediate the control activities material weakness through the documentation of processes and controls for transactions that occur in the course of business, and in the financial statement close, reporting and disclosure processes, and (iii) formalize our process and documentation for monitoring internal control over financial reporting.

We may not be successful in implementing these changes or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, until we remediate these weaknesses, or if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of August 17, 2022, own approximately 91% of our common stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation, or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between the Company and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, or employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in certain claims and litigation arising out of the ordinary course and conduct of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “AMST.”

Shareholders

As of September 20, 2022, there were approximately 40 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On September 20, 2022, the closing price of our common stock was $0.32.

Dividends

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansions of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the year ended June 30, 2022, 129,024 options to purchase common stock were issued to employees under our 2018 Equity Incentive Plan.

On October 19, 2021, the Company issued 9,901 shares of its common stock totaling approximately $18,218 to various consultants in exchange for strategic investor relations services. These shares vested immediately upon issuance.

On December 2, 2021, the Company issued 4,000 shares of its common stock totaling approximately $4,480 in value to various consultants in exchange for strategic investor relations services. These shares vested immediately upon issuance.

On May 20, 2022 and June 24, 2022, the Company issued 125,000 shares, respectively, of its common stock totaling approximately $126,250 in value to a consultant in exchange for strategic advisory and digital marketing services. These shares vested immediately upon issuance.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of financial condition and results of operations in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements because of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Form 10-K.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the twelve months ended June 30, 2022 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Annual Report on Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $9,059,923 for the twelve months ended June 30, 2022, and we incurred a net loss of $29,277,016 for the period from November 14, 2017 (date of incorporation) to June 30, 2022.

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it will have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements; however, there is uncertainty in the forecast and therefore the Company cannot assert that it is probable. The Company has considered both quantitative and qualitative factors that are known or reasonably knowable as of the date of these financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

In response to the conditions, management plans include generating cash by completing financing transactions, which may include offerings of common stock. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. There is no assurance that the Company will be successful in implementing their plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and the requirements of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 in the “Notes to Financial Statements,” we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our financial statements.

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

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatility of the Company’s stock prices. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 12 months from the closing date of the agreement. Stock warrants issued have a term of five years. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 4 and 6 in the Notes to Financial Statements.

Revenue Recognition

We generate substantially all our revenue from contractual arrangements with businesses, colleges and universities and K-12 schools to provide a comprehensive platform of tightly integrated technology and technology enabled services related to product offerings. Revenue related to our licensing arrangements is generally recognized ratably over the contract term commencing upon platform delivery. Revenue related to licensing arrangements recognized in a given time period will consist of contracts that went live in the current period or that went live in previous periods and are currently ongoing.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the Customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

We derive revenue from annual licensing arrangements, including maintenance fees, setup fees and other fees for course development and miscellaneous items. Our contracts with Customers typically have at least a term of one year and have a single performance obligation. The promises to set up and provide a hosted platform of tightly integrated technology and services Partners need to attract, enroll, educate, and support students are not distinct within the context of the contracts. This performance obligation is satisfied as the Partners receive and consume benefits, which occurs ratably over the contract term.

Occasionally, we will provide professional services, such as custom development, non-complex implementation activities, training, and other various professional services. We evaluate these services to determine if they are distinct and separately identifiable in the context of the contract. In our contracts with Customers that contain multiple performance obligations because of this assessment, we allocate the transaction price to each separate performance obligation on a relative standalone selling price basis. Standalone selling prices of our solutions and services are typically estimated based on observable transactions when the solutions or services are sold on a standalone basis. When standalone selling prices are not observable, we utilize a cost-plus margin approach to allocate the transaction price.

We do not disclose the value of unsatisfied performance obligations because the consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). During the year ended June 30, 2022, three customers comprised approximately 69% of total revenue. During the year ended June 30, 2021, two customers comprised approximately 76% of total revenue.

We also receive fees that are fixed in nature, such as annual license and maintenance charges. The fees are independent of the number of students that are enrolled in courses with our Customers and are allocated to and recognized ratably over the service period of the contract that the Company’s platform is made available to the Customer (i.e., the Customer simultaneously receives and consumes the benefit of the software over the contract service period).

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our Customers are private and public learning institutions across various domestic regions

●	The majority of our Customers have annual payment terms

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of June 30, 2022 and 2021, respectively.

We may recognize revenue prior to billing a Customer when we have satisfied or partially satisfied our performance obligations as billings to our Customers may not be made until after the service period has commenced. As of June 30, 2022 and 2021, we do not have any contract assets.

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

Results of Operations

Revenue

We generated revenues of $697,001 for the year ended June 30, 2022 as compared to $674,580 for the year ended June 30, 2021. Revenue growth compared to prior year for the twelve months ended June 30, 2022 was primarily driven by growth in the sale of annual license fees and associated implementation and customization services.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the year ended June 30, 2022, were $5,183,863 as compared to $4,620,431 for the year ended June 30, 2021. The increase of $563,432 is primarily due to stock-based compensation related to stock awards and options issued to its employees and board members in the fiscal year 2022.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

Technology and content development expenses for the year ended June 30, 2022, were $3,059,962 as compared to $2,276,555 for the year ended June 30, 2021. The increase of $783,407 is primarily due to the recognition of a settlement obligation to a vendor for early termination of its agreement amounting to $229,076 in 2022, increase in the amortization of capitalized software and overall increase in payroll in fiscal year 2022.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract Customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the year ended June 30, 2022 were $1,509,694 as compared to $1,751,606 for the year ended June 30, 2021. The decrease of $241,912 is primarily due to significantly increased expenditures in the fiscal year 2021 as the Company increased focus on digital presence to drive lead generation and pipeline growth in support of the sales and marketing division. In 2021, the Company focused on creation of value-added content, social posts and case studies which did not occur in significance in 2022.

Interest Income

For the year ended June 30, 2022, interest income totaled $9,230 as compared to interest income of $1,593 for the year ended June 30, 2021.

Interest Expense.

Interest expense amounted to $12,635 for the year ended June 30, 2022 as compared to interest expense (including amortization of issuance costs) of $3,613,873 for the year ended June 30, 2021. See Note 8 to Notes to Financial Statements.

Net Loss

Our net loss for the year ended June 30, 2022 was $9,059,923 as compared to a net loss for the year ended June 30, 2021 of $11,586,292. The loss was substantially lower during the year ended June 30, 2022 compared to 2021 as a result of interest expense incurred in connection with our Offering in the prior fiscal year. Our net loss from operations decreased because of the changes noted above.

Capital Expenditures

During the years ended June 30, 2022 and 2021, we had capital asset additions of $616,235 and $842,326, respectively, which were comprised of $599,660 and $768,899 respectively, in capitalized technology and content development, and $16,575 and $73,427, respectively, of property and equipment, including primarily computer equipment and software. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

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

On February 16, 2022, we closed on an offering of common stock and received approximately $2.51 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs (Note 6 to the Financial Statements).

As of June 30, 2022, our cash balance totaled $7,155,367.

The Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has had a history of net losses and negative cash flows from operating activities since inception and expects to continue to incur net losses and use cash in its operations in the foreseeable future.

In addition, the Company has received a notice from the Nasdaq related to their failure to maintain a minimum bid price of $1 per share. The Company is not currently in compliance with the Nasdaq listing rules and if the Company does not regain compliance, the common stock of the Company could be delisted from the Nasdaq exchange. If the Company’s common stock is delisted, it may affect the Company’s ability to obtain financing, trade or sell shares of their common stock, and/or forecasted operations could be negatively impacted in an amount that the Company cannot currently quantify.

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it will have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements; however, there is uncertainty in the forecast and therefore the Company cannot assert that it is probable. The Company has considered both quantitative and qualitative factors that are known or reasonably knowable as of the date of these financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

In response to the conditions, management plans include generating cash by completing financing transactions, which may include offerings of common stock. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. There is no assurance that the Company will be successful in implementing their plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements as defined under applicable SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Amesite Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amesite, Inc. (the "Company") as of June 30, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had a history of net losses and negative cash flows from operating activities since inception, and expects to continue to incur net losses and use cash in its operations in the foreseeable future. The Company has considered both quantitative and qualitative factors that are known or reasonably knowable and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Deloitte and Touche LLP

Detroit, MI

September 28, 2022

We have served as the Company's auditor since 2017.

Amesite Inc.
Balance Sheets

	June 30, 2022	June 30, 2021
Assets
Current Assets
Cash and cash equivalents	$7,155,367	$10,713,091
Accounts receivable	14,545	51,120
Prepaid expenses and other current assets	560,084	299,389
Total current assets	7,729,996	11,063,600

Noncurrent assets
Property and Equipment - net	87,190	100,590
Capitalized software - net	1,066,674	1,312,643
Total noncurrent assets	1,153,864	1,413,233
Total assets	$8,883,860	$12,476,833
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$122,285	$139,754
Accrued and other current liabilities:
Accrued compensation	174,056	199,908
Deferred revenue	342,672	333,200
Other accrued liabilities	109,095	68,881
Total current liabilities	748,108	741,743

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 25,993,484 and 21,063,954 shares issued and outstanding at June 30, 2022 and 2021, respectively	2,559	2,066
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and 2021, respectively	-	-
Additional paid-in capital	37,410,209	31,950,117
Accumulated deficit	(29,277,016)	(20,217,093)
Total stockholders’ equity	8,135,752	11,735,090
Total liabilities and stockholders’ equity	$8,883,860	$12,476,833

See accompanying Notes to Financial Statements

Amesite Inc.
Statements of Operations

	Years Ended June 30,
	2022	2021
Net Revenue	$697,001	$674,580
Operating Expenses
General and administrative expenses	5,183,863	4,620,431
Technology and content development	3,059,962	2,276,555
Sales and marketing	1,509,694	1,751,606
Total operating expenses	9,753,519	8,648,592
Other Income (Expense)
Interest Income	9,230	1,593
Interest Expense	(12,635)	(3,613,873)
Total other expenses	(3,405)	(3,612,280)
Net Loss	$(9,059,923)	$(11,586,292)
Earnings per Share
Basic and diluted loss per share	$(0.39)	$(0.59)
Weighted average shares outstanding	23,269,590	19,500,251

See accompanying Notes to Financial Statements

Amesite Inc.
Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2020	16,231,820	$1,583	$11,629,114	$(8,630,801)	$2,999,896
Net loss	-	-	-	(11,586,292)	(11,586,292)
Issuance of common stock - net	3,215,534	322	13,805,508	-	13,805,830
Stock-based compensation expense	-	-	876,295	-	876,295
Conversion of notes payable	1,127,872	113	5,639,248	-	5,639,361
Cashless exercise of warrants	488,728	48	(48)	-	-
Balance - June 30, 2021	21,063,954	$2,066	$31,950,117	$(20,217,093)	$11,735,090
Net loss	-	-	-	(9,059,923)	(9,059,923)
Issuance of common stock - net	4,929,530	493	4,018,005	-	4,018,498
Stock-based compensation expense	-	-	1,442,087	-	1,442,087
Balance - June 30, 2022	25,993,484	$2,559	$37,410,209	$(29,277,016)	$8,135,752

See accompanying Notes to Financial Statements

Amesite Inc.
Statements of Cash Flows

	Years Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(9,059,923)	$(11,586,292)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	875,604	751,498
Stock compensation expense	1,442,087	876,295
Amortization of debt costs	-	182,900
Interest expense on notes payable converted to common stock	-	3,430,858
Value of common stock issued in exchange for consulting services	148,948	1,009,601
Changes in operating assets and liabilities which used cash:
Accounts receivable	36,575	10,000
Prepaid expenses and other assets	(260,695)	(72,115)
Accounts payable	77,918	(46,800)
Accrued compensation	(25,852)	27,701
Deferred revenue	9,472	137,423
Other accrued liabilities	40,214	(55,755)
Net cash and cash equivalents used in operating activities	(6,715,652)	(5,334,686)

Cash Flows from Investing Activities
Purchase of property and equipment	(16,575)	(73,427)
Investment in capitalized software	(695,047)	(768,899)
Net cash and cash equivalents used in investing activities	(711,622)	(842,326)

Cash Flows from Financing Activity
Issuance of common stock - net of issuance costs	3,869,550	12,796,229
Net cash and cash equivalents provided by financing activity	3,869,550	12,796,229

Net (Decrease) Increase in Cash and Cash Equivalents	(3,557,724)	6,619,217
Cash and Cash Equivalents - Beginning of period	10,713,091	4,093,874
Cash and Cash Equivalents - End of period	$7,155,367	$10,713,091
Significant Noncash Transactions:
Acquisition of capitalized software included in accounts payable and accrued liabilities	$-	$95,387
Conversion of convertible notes payable, including accrued interest of $73,315, into 1,127,872 of common stock	$-	$2,255,745
Issuance of common stock in exchange for consulting services	$148,948	$1,009,601

See accompanying Notes to Financial Statements

Amesite Inc.
Notes to Financial Statements

June 30, 2022 and 2021

Note 1 - Nature of Business and Liquidity

Amesite Inc. (the “Company”) was incorporated in November 2017. The Company is an artificial intelligence driven platform and course designer, that provides customized, high performance and scalable online products for schools and businesses. The Company uses machine learning to provide a novel, mass customized experience to learners. The Company’s Customers are businesses, universities and colleges, and a K-12 school. The Company’s activities are subject to significant risks and uncertainties. The Company’s operations are considered to be in one segment.

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

The Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has had a history of net losses and negative cash flows from operating activities since inception and expects to continue to incur net losses and use cash in its operations in the foreseeable future.

In addition, the Company has received a notice from the Nasdaq related to their failure to maintain a minimum bid price of $1 per share. The Company is not currently in compliance with the Nasdaq listing rules and if the Company does not regain compliance, the common stock of the Company could be delisted from the Nasdaq exchange. If the Company’s common stock is delisted, it may affect the Company’s ability to obtain financing, trade or sell shares of their common stock, and/or forecasted operations could be negatively impacted in an amount that the Company cannot currently quantify.

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it will have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements; however, there is uncertainty in the forecast and therefore the Company cannot assert that it is probable. The Company has considered both quantitative and qualitative factors that are known or reasonably knowable as of the date of these financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

In response to the conditions, management plans include generating cash by completing financing transactions, which may include offerings of common stock. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. There is no assurance that the Company will be successful in implementing their plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). The Company has a fiscal year with a June 30 year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

	June 30,	June 30,
	2022	2021
Beginning balance	2,650,422	1,881,523
Additions	599,660	768,899
Total cost	3,250,082	2,650,422
Accumulated amortization	2,183,408	1,337,779
Closing balance	$1,066,674	$1,312,643

Amortization expense for the years ended June 30, 2022 and 2021 was $845,629 and $733,353, respectively and included as part of “Technology and content development” in the Statements of Operations.

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with businesses, colleges and universities to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the year-end June 30, 2022 and 2021, we recognized revenue from contracts with customers of $697,001 and $674,580, respectively, of which $26,900 and $163,655, respectively, related to services transferred at a point in time and the remainder related to services provided over time.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the Customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

We derive revenue from annual licensing arrangements, including maintenance fees, setup fees and other fees for course development and miscellaneous items. Our contracts with Customers generally have a one-year term and a single performance obligation. The promises to set up and provide a hosted platform of tightly integrated technology and services Customers need to attract, enroll, educate, and support students are not distinct within the context of the contracts. This performance obligation is satisfied as the Customers receive and consume benefits, which occurs ratably over the contract term.

Occasionally, we will provide professional services, such as custom development, non-complex implementation activities, training, and other various professional services. We evaluate these services to determine if they are distinct and separately identifiable in the context of the contract. In our contracts with Customers that contain multiple performance obligations because of this assessment, we allocate the transaction price to each separate performance obligation on a relative standalone selling price basis. Standalone selling prices of our solutions and services are typically estimated based on observable transactions when the solutions or services are sold on a standalone basis. When standalone selling prices are not observable, we utilize a cost-plus margin approach to allocate the transaction price.

We do not disclose the value of unsatisfied performance obligations because the consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). During the year ended June 30, 2022, three customers comprised approximately 69% of total revenue. During the year ended June 30, 2021, two customers comprised of approximately 76% of total revenue.

We also receive fees that are fixed in nature, such as annual license and maintenance charges. The fees are independent of the number of students that are enrolled in courses with our Customers and are allocated to and recognized ratably over the service period of the contract that the Company’s platform is made available to the Customer (i.e., the Customer simultaneously receives and consumes the benefit of the software over the contract service period).

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our Customers are private and public learning institutions across various domestic regions

●	The majority of our Customers have annual payment terms

The following table shows revenue from contracts with customers by customer type for the years ended June 30, 2022 and 2021, respectively.

Customer Type	2022	2021
Enterprise	$579,664	$553,703
University	97,337	52,982
K-12	20,000	67,895
Total	$697,001	$674,580

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of June 30, 2022 and 2021.

We may recognize revenue prior to billing a Customer when we have satisfied or partially satisfied our performance obligations as billings to our Customers may not be made until after the service period has commenced. As of June 30, 2022 and 2021, we do not have any contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the years ended June 30:

	2022	2021
Opening balance	$333,200	$380,000
Billings	706,473	627,780
Less revenue recognized from continuing operations	(697,001)	(674,580)
Closing balance	$342,672	$333,200

Revenue recognized during the years ended June 30, 2022 and 2021 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $315,590 and $220,046, respectively.

The deferred revenue balance as of June 30, 2022 is expected to be recognized over the next 12 months.

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

At June 30, 2022 and June 30, 2021, the Company had 4,922,007 and 4,456,364 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the years ended June 30, 2022 and 2021, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatility of the Company’s stock prices. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 12 months from the closing date of the agreement. Stock warrants issued have a term of five years. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 4 and 6 in the Notes to Financial Statements.

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

Note 3 - Property and Equipment

Property and equipment are summarized as follows:

	For the Years Ended June 30,
	2022	2021
Furniture and fixtures	$36,960	$36,960
Computer equipment	117,094	100,519
Total cost	154,054	137,479
Less accumulated depreciation	(66,864)	(36,889)
Closing balance	$87,190	$100,590

Depreciation expense for the years ended June 30, 2022 and 2021 was $29,975 and $18,145, respectively and included as part of “General and administrative expenses” in the Statements of Operations.

Note 4 - Common Stock

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

Upon entering into the Purchase Agreement, the Company sold 759,109 shares of common stock to Lincoln Park as an initial purchase for a total purchase price of $1,500,000 (the “Initial Purchase”). The Company received net proceeds from the Initial Purchase of $1,360,000 after the payment of the Introductory Fee and offering costs. As consideration for Lincoln Park’s commitment to purchase up to $16.5 million of shares of common stock under the Purchase Agreement, the Company issued 152,715 shares of common stock to Lincoln Park. If Lincoln Park is requested to purchase additional shares during the term of the Purchase Agreement, the requested shares, (“Regular Purchase”), are limited based on the current share price of the Company’s common stock. If the average price is below $3.00 per share, the Company is limited to issuing 50,000 shares per request; if the share price is between $3.00 and $4.00 per share, the limit is 75,000 shares per request, if the share price is between $4.00 and $5.00, the limit is 100,000 shares per request, and if the share price is above $5.00, the limit is 150,000 shares per request. Requests for purchases are permitted daily as long as the Company’s stock price is above $0.50 per share. The price for such regular purchases will be the lower of: (i) the lowest closing price of the Company’s common stock on the purchase date for such Regular Purchase and (ii) the arithmetic average of the three (3) lowest closing prices of the Company’s common stock during the ten (10) consecutive business days immediately preceding. Additionally, the Company may instruct Lincoln Park to purchase additional shares of common stock that exceed the Regular Purchase limits (“Accelerated Purchase”). If the Company requests Lincoln Park to make an Accelerated Purchase, the price per share is discounted from average historical closing prices. No additional shares were sold to Lincoln Park in the year ended June 30, 2022.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has no value as of June 30, 2022.

On October 19, 2021 and December 2, 2021, the Company issued 9,901 shares of its common stock totaling approximately $18,218 and 4,000 shares of its common stock totaling approximately $4,480 in value, respectively, to various consulting firms in exchange for strategic investor relations services. These shares vested immediately upon issuance. During the fourth quarter of fiscal year 2022, the Company issued 250,000 of its common stock totaling approximately $126,250 in value, respectively, to a consulting firm in exchange for strategic advisory and digital marketing services. These shares vested immediately upon issuance.

On February 11, 2022, the Company entered into an underwriting agreement with Laidlaw, as representative of the several underwriters, to issue and sell up to 3,437,500 shares of the Company’s common stock, at a public offering price of $0.80 per share. On February 14, 2022, the Company entered into an amended and restated underwriting agreement in order to increase the number of shares sold in the offering to 3,750,000. On February 16, 2022, the Company closed the offering, and sold 3,750,000 shares of common stock to Laidlaw for total gross proceeds of $3,000,000. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $2,509,550. In connection with the offering, the Company issued five (5) year warrants to the underwriter to purchase 187,500 common shares at an exercise price of $1.00.

The Company measures the warrants using the BSM to estimate their fair value. The fair value of the warrants issued in connection with the offering was approximately $94,165 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 80.10%; (ii) risk free interest rate of 1.63%; and (iii) expected life of the warrants of 5 years. The warrants were fully vested on the date of grant and are included in offering costs in the Statement of Stockholders’ Equity.

Note 5 – Warrants

As of June 30, 2022 and June 30, 2021, there were 1,421,739 and 1,234,239 warrants outstanding, respectively. During the year ended June 30, 2022 and June 30, 2021, the Company issued 187,500 and 150,000 common stock warrants, respectively, to a placement agent related to fundraisings and other advisory services. The warrants are fully vested, have a term of 5 years from closing date of the private placements and an exercise price of $1.00 per share (2022 warrants) and $6.00 per share (2021 warrants), respectively (see Note 4 for additional terms of the warrants).

Warrants	Number of Warrants
Outstanding at July 1, 2020	2,045,315
Granted	150,000
Terminated	(126,532)
Exercised	(834,544)
Outstanding at June 30, 2021	1,234,239
Granted	187,500
Outstanding at June 30, 2022	1,421,739

The Company measures the fair value of warrants using Black-Scholes Model. The fair value of the warrants issued during the year ended June 30, 2022 and June 30, 2021 was approximately $94,165 and $249,000, respectively, based on the following inputs and assumptions below.

	2022	2021
Volatility (percent)	80.1%	45 - 46%
Risk-free rate (percent)	1.63%	0.10%
Expected term (in years)	5	5

Note 6 - Stock-Based Compensation

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

The Company estimates the fair value of each option award using a BSM that uses the weighted average assumptions included in the table below. Expected volatilities used in the BSM assumptions are based on historical volatility of the Company’s stock prices. The expected term of stock options granted has been estimated using the simplified method because the Company is generally unable to rely on its limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the year ended:

	For the Years Ended June 30,
	2022	2021
Expected term (years)	7.00	5.00
Risk-free interest rate	0.12% - 2.2%	0.12%
Expected volatility	46.3% - 93%	45% - 46%
Dividend yield	0%	0%

A summary of option activity for the years ended June 30, 2022 and 2021 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2020	2,962,833	$1.82	9,06
Granted	566,000	2.97	9.65
Terminated	(306,708)	2.45	-
Outstanding at June 30, 2021	3,222,125	1.96	8.34
Granted	129,024	1.76	9.26
Terminated	(187,959)	3.01	8.69
Outstanding and expected to vest at June 30, 2022	3,163,190	1.89	7.34

The weighted-average grant-date fair value of options granted during the years ended June 30, 2022 and 2021 was $1.76 and $1.29, respectively. The options contained time-based vesting conditions satisfied over one to five years from the grant date. During the years ended June 30, 2022 and 2021, the Company issued 129,024 and 566,000 options, respectively. During the year ended June 30, 2022 and 2021, no options were exercised and 187,959 and 306,708 options were terminated.

On September 28, 2021, the Board approved certain stock awards to its board members in the form of stock options and restricted stock. The stock option awards are expected to vest ratably over twelve-month period from beginning September 28, 2021 through September 28, 2022. The restricted stock awards vested over a twelve-month period beginning July 1, 2021 through June 30, 2022. The total approved compensation was $172,702 in stock options and $600,000 in restricted stock. The number of options was determined based on the fair value of the Company’s share price as of the date of grant. The Company determined that there will be 337,078 of restricted shares issued upon vesting, based on the fair value of the Company’s share price on the grant date.

Accordingly, $130,486 related to the stock option grants made to the board members, was recognized as stock-based compensation expense for the twelve months ended June 30, 2022. The Company also recognized $600,000 as stock-based compensation expense related to the restricted stock unit grants made to the board members for the twelve months ended June 30, 2022 as part of general and administrative expenses. The cost related to the grants made to board members is expected to be recognized through September of 2022.

For the years ended June 30, 2022 and 2021, the Company recognized $1,442,087 and $876,295, in expense related to the Plan, respectively.

As of June 30, 2022, there was approximately $280,801 of total unrecognized compensation cost for employees and non-employees related to nonvested options. These costs are expected to be recognized through March 2026.

Note 7 - Income Taxes

For the year ended June 30, 2022 and prior periods since inception, the Company’s activities have not generated taxable income. A valuation allowance has been recorded on tax loss carryforwards and other deferred tax assets. Accordingly, the Company has not recognized any current or deferred income tax expense or benefit for the years ended June 30, 2022 and 2021.

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	For the Years Ended June 30,
	2022	2021
Income tax, at applicable federal tax rate	$(1,894,858)	$(2,433,121)

State income tax	(451,344)	(374,728)
Change in valuation allowance	2,440,991	2,070,288
Permanent differences	125,216	-
Non-deductible interest	-	710,560
Prior period adjustment	(220,005)	-
Other	-	27,001
	$-	$-

The details of the net deferred tax asset are as follows:

	For the Years Ended June 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$6,000,166	$3,863,935
Stock-based compensation	771,816	522,836
Capitalization of start-up costs for tax purposes	114,800	125,004
Depreciation	3,560	5,148
Accrued payroll	35,559	42,214
Deferred revenues	17,255	149
Charitable contributions	3,913	3,777
Gross deferred tax assets	6,947,069	4,563,063
Valuation allowance recognized for deferred tax assets	(6,666,179)	(4,225,188)
Net deferred tax assets	280,890	337,875
Deferred tax liabilities:
Capitalized software	(280,890)	(337,875)
Gross deferred tax liabilities	(280,890)	(337,875)
Net deferred tax assets	-	-

The Company has approximately $23.3 million of net operating loss carryforwards for federal and $23.3 million for state, available to reduce future income taxes. Of the $23.3 million of federal net operating losses, approximately $17,000 will expire in 2037 and the balance can be utilized indefinitely but will be limited to 80% utilization. The state net operating losses will begin to expire in 2027. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. The Company does not have any uncertain tax positions. The net operating loss carryforwards may be subject to an annual limitation as a result of a change of ownership as defined under Internal Revenue Code Section 382. Tax years 2019-2022 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

Note 8 - Convertible Notes Payable

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

Note 9 - Subsequent Events

On August 26, 2022, the Company entered into a three-year master services agreement (“MSA”) with the National Association For Equal Opportunity in Higher Education (“NAFEO”), the nation’s only national membership association of all the nation’s Historically Black Colleges and Universities (“HBCUs”) and Predominantly Black Institutions (“PBIs”). Pursuant to the terms of the agreement, the Company has agreed to provide development, configuration, and support services for certain NAFEO-sponsored programs for use and access by third party universities, teachers, professionals, and students via a complete LCESM for HBCUs.

Pursuant to the terms of the MSA, the Company shall work together with NAFEO on NAFEO’s efforts to raise $30 million from donors, of which up to $10 million is currently contemplated to be used to develop the Products and the LCESM for HBCUs. To date, no commitments for such funding have been secured and no amounts have been budgeted to be spent on the development of the Products and the LCESM. As presently contemplated, the Products and the LCESM are intended to initially deliver learning programs for up to 12 HBCUs if fully funded and implemented. No assurance can be given that NAFEO will be successful in raising the funds needed to develop the Products and the LCESM during the term, or at all, or that if funds are raised that NAFEO will deploy the proceeds raised for the contemplated purposes, or that if built, that the Products and the LCESM will be able to meet the needs of NAFEO member institutions and/or that NAFEO member institutions will ultimately adopt and/or deploy the Products and the LCESM . We do not anticipate incurring costs with no benefit under the terms of the agreement. No payments have been issued on either side.

On September 1, 2022, the Company sold 4,181,821 shares of common stock for approximately $1.85 million, net of financing fees and expenses. In connection with the offering, the Company issued five (5) year warrants to the underwriter to purchase 209,091 shares of common stock at an exercise price of $1.025 per share. The warrants were fully vested on the date of grant. The Company intends to use the net proceeds from the Offering for working capital and for other general corporate purposes.

On July 12, 2022, the Company issued 125,000 of its common stock totaling $61,250 in value to a consulting firm in exchange for strategic advisory and digital marketing services. These shares vested immediately upon issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (also our principal executive officer) and our Chief Financial Officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to material weaknesses in our internal control over financial reporting, which are described below in “Management’s Annual Report on Internal Control over Financial Reporting”.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of management’s evaluation of the effectiveness of our internal control over financial reporting, our CEO and CFO concluded that as of June 30, 2022, the Company had material weaknesses related to three components of the COSO framework – risk assessment, control activities and monitoring activities, as follows, and as a result, our internal control was not effective:

Risk assessment: Management identified a deficiency in a principle associated with the risk assessment component of the COSO framework. The Company does not have a documented process and controls to identify and assess changes to the business that could significantly affect the system of internal control.

Control activities: Management identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (ii) deploying control activities through internal control policies that establish what is expected and procedures that put policies into action.

Monitoring activities: Management identified deficiencies in the principles associated with the monitoring component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, and (ii) documenting, evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

Remediation Efforts to Address the Material Weaknesses

With the oversight of senior management and our audit committee, we are taking the steps below and plan to take additional measures to remediate the underlying causes of the material weaknesses:

●	With assistance from a current finance and accounting third-party service provider, the Company will formalize our risk assessment process, which will include a risk assessment being revised, reviewed, and documented, on an as needed basis, as changes to the business occur. This service provider will also assist the Company with implementing revised control activities, controls documentation, and ongoing monitoring activities related to the internal controls over financial reporting.

●	The Company will take steps to remediate the control activities material weakness through the documentation of processes and controls for transactions that occur in the course of business, and in the financial statement close, reporting and disclosure processes.

●	The Company will formalize our process and documentation for monitoring internal control over financial reporting. The documentation will serve as the evidence to ascertain whether the control activities are present and functioning, and provide a foundation for the Company to communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

In addition, under the direction of the audit committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

We cannot be assured that the measures we have taken to date, or plan to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this Item 14 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) the following documents are filed as part of this report

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(b) Exhibits

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		S-1	333-248001	2.1	9/4/2020
2.2	Form of Agreement and Plan of Merger and Reorganization, dated July 14, 2020, by and between Amesite Operating Company, a Delaware corporation, and Amesite Inc., a Delaware corporation		S-1	333-248001	2.2	9/4/2020
3.1	Certificate of Merger of Lola One Acquisition Sub, Inc. with and into Amesite OpCo (then known as Amesite Inc.)		S-1	333-248001	3.1	9/4/2020
3.2	Form of Certificate of Merger relating to the merger of Amesite Inc. with and into Amesite Operating Company, to be filed with the Secretary of State of the State of Delaware.		S-1	333-248001	3.2	9/4/2020
3.3	Amended and Restated Certificate of Incorporation, as currently in effect.		S-1	333-248001	3.3	9/4/2020
3.4	Amended and Restated Certificate of Incorporation of Amesite Parent, as currently in effect.		S-1	333-248001	3.4	9/4/2020
3.5	Second Amended and Restated Certificate of Incorporation, to be in effect after the completion of the Reorganization.		S-1	333-248001	3.5	9/4/2020
3.6	Bylaws, as currently in effect.		S-1	333-248001	3.6	9/4/2020
3.7	Amended and restated Bylaws, to be in effect after the completion of the Reorganization.			333-248001	3.7	9/4/2020
3.8	Certificate of Incorporation of the Registrant.		10-Q		3.1	11/16/2020
3.9	Bylaws of the Registrant.		10-Q		3.2	11/16/2020
10.1	Form of Subscription Agreement.		S-1	333-248001	10.1	9/4/2020
10.2	Form of Registration Rights Agreement		S-1	333-248001	10.2	9/4/2020
10.3	Form of Amended and Restated Registration Rights Agreement, dated February 14, 2020.		S-1	333-248001	10.3	9/4/2020
10.4	Form of Amended and Restated Registration Rights Agreement, dated April 14, 2020.		S-1	333-248001	10.4	9/4/2020
10.5	Form of Purchase Agreement		S-1	333-248001	10.5	9/4/2020
10.6	Form of Unsecured Convertible Promissory Note		S-1	333-248001	10.6	9/4/2020

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
10.7+	2017 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization		S-1	333-248001	10.7	9/4/2020
10.8+	2018 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization.		S-1	333-248001	10.8	9/4/2020
10.9+	Employment Agreement dated as of November 14, 2017 by and between Amesite Operating Company and Ann Marie Sastry, Ph.D.		S-1	333-248001	10.9	9/4/2020
10.10	Lease Agreement dated as of November 13, 2017 by and between Amesite Operating Company and 205-207 East Washington, LLC.		S-1	333-248001	10.10	9/4/2020
10.11+	Employment Agreement dated as of April 27, 2018 by and between the Company and Ann Marie Sastry.		S-1	333-248001	10.11	9/4/2020
10.12+	Executive Agreement, effective as of June 1, 2020, by and between the Company and Ann Marie Sastry.		S-1	333-248001	10.12	9/4/2020
10.13	Form of Lock-up Agreement		S-1	333-248001	10.13	9/4/2020
10.14	Consulting Agreement by between the Company and Richard DiBartolomeo		S-1	333-248001	10.14	9/4/2020
10.15+	Employment Offer Letter, dated July 14, 2020, by and between the Company and Richard DiBartolomeo		S-1	333-248001	10.15	9/4/2020
10.16+	Kern Employment Letter, Dated January 31, 2021		8-K		10.1	2/4/2021
10.17	Purchase Agreement, dated as of August 2, 2021, between Amesite, Inc. and Lincoln Park Capital Fund, LLC		8-K		10.1	8/6/2021
10.18	Registration Rights Agreement, dated as of August 2, 2021, between Amesite, Inc. and Lincoln Park Capital Fund, LLC		8-K		10.2	8/6/2021
10.19	Form of Senior Indenture		S-3	333-260666	4.2	11/1/2021
10.20	Form of Subordinated Indenture		S-3	333-260666	4.3	11/1/2021
10.21	Corrao Employment Agreement, dated as of December 15, 2021		8-K		10.1	12/21/2021
10.22	Amended and Restated Underwriting Agreement, dated February 12, 2022, by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters listed in Schedule I thereto.		8-K		1.1	2/16/2022
10.23	Form of Underwriter’s Warrant		8-K		4.1	2/16/2022
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: September 28, 2022	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Marie Sastry, Ph.D.	Chief Executive Officer, President and Chairman of the Board	September 28, 2022
Ann Marie Sastry, Ph.D.	(Principal Executive Officer)

/s/ Mark Corrao	Chief Financial Officer	September 28, 2022
Mark Corrao	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony M. Barkett	Director	September 28, 2022
Anthony M. Barkett

/s/ Barbie Brewer	Director	September 28, 2022
Barbie Brewer

/s/ Michael Losh	Director	September 28, 2022
Michael Losh

/s/ Richard T. Ogawa	Director	September 28, 2022
Richard T. Ogawa

/s/ Gilbert S. Omenn, M.D., Ph.D.	Director	September 28, 2022
Gilbert S. Omenn, M.D., Ph.D.

/s/ George Parmer	Director	September 28, 2022
George Parmer