Form 10-Q
period 2022-09-30
Amesite Inc.
filed 2022-11-10
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

There were 30,300,305 shares of the registrant’s common stock issued and outstanding as of November 10, 2022.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

September 30, 2022

Amesite Inc.

Amesite Inc.
Condensed Balance Sheets (unaudited)

	September 30, 2022	June 30, 2022
Assets
Current Assets
Cash and cash equivalents	$8,083,704	$7,155,367
Accounts receivable	66,076	14,545
Prepaid expenses and other current assets	160,803	560,084
Total current assets	8,310,583	7,729,996

Noncurrent assets
Property and Equipment - net	83,674	87,190
Capitalized software - net	995,552	1,066,674
Total noncurrent assets	1,079,226	1,153,864
Total assets	$9,389,809	$8,883,860
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$33,904	$122,285
Accrued and other current liabilities:
Accrued compensation	222,132	174,056
Deferred revenue	341,670	342,672
Other accrued liabilities	146,159	109,095
Total current liabilities	743,865	748,108

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 30,300,305 and 25,993,484 shares issued and outstanding and September 30, 2022 and June 30, 2022, respectively	2,990	2,559
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	-	-
Additional paid-in capital	39,497,308	37,410,209
Accumulated deficit	(30,854,354)	(29,277,016)
Total stockholders’ equity	8,645,944	8,135,752
Total liabilities and stockholders’ equity	$9,389,809	$8,883,860

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,
	2022	2021
Net Revenue	$280,282	$140,691
Operating Expenses
General and administrative expenses	976,320	1,235,770
Technology and content development	480,775	796,108
Sales and marketing	405,445	487,232
Total operating expenses	1,862,540	2,519,110
Other Income (Expense)
Interest Income	5,451	262
Other Expense	(531)	-
Total other income	4,920	262
Net Loss	$(1,577,338)	$(2,378,157)
Earnings per Share
Basic and diluted loss per share	$(0.06)	$(0.11)
Weighted average shares outstanding	27,420,362	21,609,693

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2021	21,063,954	$2,066	$31,950,117	$(20,217,093)	$11,735,090
Net loss	-	-	-	(2,378,157)	(2,378,157)
Issuance of common stock – net of offering costs of $140,000	911,824	91	1,359,909	-	1,360,000
Stock-based compensation expense	-	-	389,085	-	389,085
Balance - September 30, 2021	21,975,778	$2,157	$33,699,111	$(22,595,250)	$11,106,018

Balance - July 1, 2022	25,993,484	$2,559	$37,410,209	$(29,277,016)	$8,135,752
Net loss	-	-	-	(1,577,338)	(1,577,338)
Stock issued to vendor for services	125,000	13	61,237	-	61,250
Issuance of common stock – net of offering costs of $142,500	4,181,821	418	1,850,083	-	1,850,501
Stock-based compensation expense	-	-	175,779	-	175,779
Balance - September 30, 2022	30,300,305	$2,990	$39,497,308	$(30,854,354)	$8,645,944

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(1,577,338)	$(2,378,157)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	187,036	219,438
Stock-based compensation expense	175,779	389,085
Value of common stock issued in exchange for consulting services	61,250	-
Changes in operating assets and liabilities which used cash:
Accounts receivable	(51,531)	28,195
Prepaid expenses and other assets	399,281	125,999
Accounts payable	(88,381)	92,651
Accrued compensation	48,076	210,820
Deferred revenue	(1,002)	76,114
Accrued and other liabilities	37,064	26,483
Net cash and cash equivalents used in operating activities	(809,766)	(1,209,372)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,861)	(5,747)
Investment in capitalized software	(109,537)	(267,400)
Net cash and cash equivalents used in investing activities	(112,398)	(273,147)

Cash Flows from Financing Activity
Issuance of common stock - net of issuance costs	1,850,501	1,360,000
Net cash and cash equivalents provided by financing activity	1,850,501	1,360,000

Net Increase (Decrease) in Cash and Cash Equivalents	928,337	(122,519)
Cash and Cash Equivalents - Beginning of period	7,155,367	10,713,091
Cash and Cash Equivalents - End of period	$8,083,704	$10,590,572
Significant Noncash Transactions:
Acquisition of capitalized software included in accounts payable and accrued liabilities	$-	$72,853
Issuance of common stock in exchange for consulting services	$61,250	$-

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Notes to Condensed Financial Statements

September 30, 2022 and 2021

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

In addition, the Company has received a notice from the Nasdaq related to their failure to maintain a minimum bid price of $1 per share. The Company is not currently in compliance with the Nasdaq listing rules and if the Company does not regain compliance by March 6, 2023, the common stock of the Company will become subject to delisting. If the Company’s common stock is delisted, it may affect the Company’s ability to obtain financing, trade or sell shares of their common stock, and/or forecasted operations could be negatively impacted in an amount that the Company cannot currently quantify.

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

In the opinion of management, the condensed financial statements of the Company as of September 30, 2022 and 2021 and for the three months ended September 30, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These financial statements should be read together with the condensed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.

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

The Company recognized amortization expense of approximately $180,659 and $208,000 for the three months ended September 30, 2022 and 2021, respectively. Accumulated amortization on September 30, 2022 and 2021 was $2,364,068 and $1,545,483, respectively.

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with businesses, colleges and universities to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the three months ended September 30, 2022 and 2021, we recognized revenue from contracts with customers of $280,282 and $140,691, respectively, related to services provided over time.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

We derive revenue from annual licensing arrangements, including maintenance fees, setup fees and other variable fees for course development and miscellaneous items. Our contracts with partners generally have two-year terms and have a single performance obligation. The promises to set up and provide a hosted platform of tightly integrated technology and services partners needed to attract, enroll, educate, and support students are not distinct within the context of the contracts. This performance obligation is satisfied as the partners receive and consume benefits, which occurs ratably over the contract term.

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

We do not disclose the value of unsatisfied performance obligations because the consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). During the three months ended September 30, 2022, four customers comprised approximately 73% of total revenue. During the three months ended September 30, 2021, three customers comprised of approximately 86% of total revenue.

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

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our customers are private and public learning institutions across various domestic regions

●	The majority of our customers have annual payment terms

The following table shows revenue from contracts with customers by customer type for the three months ended September 30, 2022 and 2021, respectively.

	Three Months Ended
Customer Type	September 30, 2022	September 30, 2021
Enterprise	$198,893	$105,666
University	81,389	30,025
K-12	-	5,000
Total	$280,282	$140,691

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of September 30, 2022 or June 30, 2022.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of September 30, 2022 and June 30, 2022, we do not have any contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the three months ended September 30:

	2022	2021
Opening balance	$342,672	$333,200
Billings	216,500	216,806
Less revenue recognized from continuing operations:	(217,502)	(140,691)
Closing balance	$341,670	$409,314

Revenue recognized during the three months ended September 30, 2022 and 2021 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $175,000 and $98,000, respectively.

The deferred revenue balance as of September 30, 2022 is expected to be recognized over the next 12 months.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. There were 8,928,174 and 4,421,364 potentially dilutive securities for the three months ended September 30, 2022 and 2021, respectively.

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

The Company estimates the fair value of each option award using a Black Scholes Model (“BSM”) that uses the weighted average assumptions included in the table below. Expected volatilities used in the BSM assumptions are based on historical volatility of the Company’s stock prices. The expected term of stock options granted has been estimated using the simplified method because the Company is generally unable to rely on its limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur. Accordingly, $30,953 was reversed related to forfeited options for the three months ended September 30, 2022. There were no forfeited options for the three months ended September 30, 2021.

A summary of option activity for the three months ended September 30, 2022 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2022	3,163,190	$1.89	7.34
Granted	-	-	-
Terminated	(47,667)	2.84	8.55
Outstanding and expected to vest at September 30, 2022	3,115,523	1.88	7.07

During the quarter ended September 30, 2022, no options were issued and 47,667 options were terminated.

For the three months ended September 30, 2022 and 2021, the Company recognized $175,779 and $389,085, in expense related to the Plan, respectively.

On September 28, 2021, the Board approved certain stock awards to its board members in the form of stock options and restricted stock. The stock option awards and restricted stock awards are expected to vest ratably over a twelve-month period. The total approved compensation was $172,702 in stock options and $600,000 in restricted stock. The number of options was determined based on the fair value of the Company’s share price as of the date of grant. The Company determined that there will be 337,078 of restricted shares issued upon vesting, based on the fair value of the Company’s share price on the grant date. On September 28, 2022, the restricted shares became fully vested and are expected to be issued in the near term.

Accordingly, $42,200 related to the stock option grants made to the board members, was recognized as stock-based compensation expense for the three months ended September 30, 2022. The Company also recognized $150,000 as stock-based compensation expense related to the restricted stock unit grants made to the board members for the three months ended September 30, 2022, respectively. The cost related to the grants made to board members is expected to be recognized through September of 2022.

As of September 30, 2022, there was approximately $171,964 of total unrecognized compensation cost for employees and non-employees related to nonvested options. These costs are expected to be recognized through March 2026.

Note 4 - Common Stock

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

Upon entering into the Purchase Agreement, the Company sold 759,109 shares of common stock to Lincoln Park as an initial purchase for a total purchase price of $1,500,000 (the “Initial Purchase”). The Company received net proceeds from the Initial Purchase of $1,360,000 after the payment of the Introductory Fee and offering costs. As consideration for Lincoln Park’s commitment to purchase up to $16.5 million of shares of common stock under the Purchase Agreement, the Company issued 152,715 shares of common stock to Lincoln Park. If Lincoln Park is requested to purchase additional shares during the term of the Purchase Agreement, the requested shares, (“Regular Purchase”), are limited based on the current share price of the Company’s common stock. If the average price is below $3.00 per share, the Company is limited to issuing 50,000 shares per request; if the share price is between $3.00 and $4.00 per share, the limit is 75,000 shares per request, if the share price is between $4.00 and $5.00, the limit is 100,000 shares per request, and if the share price is above $5.00, the limit is 150,000 shares per request. Requests for purchases are permitted daily as long as the Company’s stock price is above $0.50 per share. The price for such regular purchases will be the lower of: (i) the lowest closing price of the Company’s common stock on the purchase date for such Regular Purchase and (ii) the arithmetic average of the three (3) lowest closing prices of the Company’s common stock during the ten (10) consecutive business days immediately preceding. Additionally, the Company may instruct Lincoln Park to purchase additional shares of common stock that exceed the Regular Purchase limits (“Accelerated Purchase”). If the Company requests Lincoln Park to make an Accelerated Purchase, the price per share is discounted from average historical closing prices. No additional shares were sold to Lincoln Park through September 30, 2022.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has no value as of September 30, 2022.

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

The Company measures the warrants using the BSM to estimate their fair value. The fair value of the warrants issued in connection with the offering was approximately $94,165 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 80.10%; (ii) risk free interest rate of 1.63%; and (iii) expected life of the warrants of 5 years. The warrants were fully vested on the date of grant and are included in offering costs.

On July 12, 2022, the Company issued 125,000 of its common stock totaling $61,250 in value to a consulting firm in exchange for strategic advisory and digital marketing services. These shares vested immediately upon issuance.

On September 1, 2022, the Company sold 4,181,821 shares of common stock for approximately $1.85 million, net of financing fees and expenses, and in a concurrent private placement, warrants to purchase an aggregate of 4,181,821 shares of common stock at an exercise price of $0.82 per share. The fair value of the warrants issued was approximately $953,460 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 94.90%; (ii) risk free interest rate of 3.54%; and (iii) expected life of the warrants of 5.5 years.

In connection with the offering, the Company issued five (5) year warrants to the underwriter to purchase 209,091 shares of common stock at an exercise price of $1.025 per share. The fair value of the warrants issued in connection with the offering was approximately $42,454 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 94.90%; (ii) risk free interest rate of 3.54%; and (iii) expected life of the warrants of 5 years. The warrants were fully vested on the date of grant and are included in offering costs.

Note 5 - Income Taxes

For the three months ended September 30, 2022 and prior periods since inception, the Company's activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit for the three-month periods ended September 30, 2022 and 2021.

The Company has approximately $30.8 million of net operating loss carryforwards for federal and $30.8 million for state, available to reduce future income taxes. Of the $30.8 million of federal net operating losses, approximately $17,000 will expire in 2037 and the balance can be utilized indefinitely but will be limited to 80% utilization. The state net operating losses will begin to expire in 2027. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. The Company does not have any uncertain tax positions. The net operating loss carryforwards may be subject to an annual limitation as a result of a change of ownership as defined under Internal Revenue Code Section 382. Tax years 2019-2022 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

Note 6 - Subsequent Events

The Company has evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q and determined that no material events occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 28, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended September 30, 2022, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $1,577,338 for the three months ended September 30, 2022, and we incurred a net loss of $30,854,354 for the period from November 14, 2017 (date of incorporation) to September 30, 2022.

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

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). During the three months ended September 30, 2022, four customers comprised approximately 73% of total revenue. During the three months ended September 30, 2021, three customers comprised of approximately 86% of total revenue.

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of September 30, 2022 and June 30, 2022.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of September 30, 2022 and June 30, 2022, we do not have any contract assets.

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

Results of Operations

Revenue

We generated revenues of $280,282 for the three months ended September 30, 2022 as compared to $140,691 for the three months ended September 30, 2021. Revenue growth compared to prior year for the three months ended September 30, 2022 was primarily driven by higher recognition of deferred revenues as well as the sale of new annual license fees   and associated implementation and customization services.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the three months ended September 30, 2022 were $976,320 as compared to $1,235,770 for the three months ended September 30, 2021. The decrease between the three-month periods is primarily due to lower amount of professional fees and stock-based compensation expense incurred.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended September 30, 2022 were $480,775 as compared to $796,108 for the three months ended September 30, 2021. The decrease between the three-month periods is primarily due to decrease in the development of our technology platforms and decrease in amortization of capitalized software as compared to the first quarter of fiscal year 2022.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended September 30, 2022 were $405,445 as compared to $487,232 for the three months ended September 30, 2021. The decrease between the three-month periods is primarily due to the decreased payroll costs allocated to fewer sales and marketing personnel employed in fiscal year 2023.

Interest Income

For the three months ended September 30, 2022, interest income totaled $5,451 as compared to interest income of $262 for the three months ended September 30, 2021.

Net Loss

Our net loss for the three months ended September 30, 2022 was $1,577,338 as compared to a net loss for the three months ended September 30, 2021 of $2,378,157. The loss was substantially lower during the three months ended September 30, 2022 compared to 2021 as a result of the decreased operating expenses noted above.

Financial Position, Liquidity, and Capital Resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable, as indicated by our losses noted above.

During the period from November 14, 2017 (date of incorporation) to September 30, 2020, we raised net proceeds of approximately $11,760,000 from private placement financing transactions (stock and debt). On September 25, 2020, we completed the Offering of 3,000,000 shares of our common stock, $0.0001 par value per share, at an offering price of $5.00 per share (total net proceeds of approximately $12.8 million after underwriting discounts, commissions, and other offering costs).

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

On February 16, 2022, we closed on a public offering of common stock and received approximately $2.51 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs (Note 4 to the Financial Statements).

On September 1, 2022, the Company sold 4,181,821 shares of common stock for approximately $1.85 million, net of financing fees and expenses, and in a concurrent private placement, warrants to purchase an aggregate of 4,181,821 shares of common stock. (Note 4 to the Financial Statements).

As of September 30, 2022, our cash balance totaled $8,083,704.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer (also our principal executive officer) and our Chief Financial Officer (also our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective due to un-remediated material weaknesses in our internal control over financial reporting. The Company had material weaknesses related to three components of the COSO framework – risk assessment, control activities and monitoring activities, as follows, and as a result, our internal control was not effective.

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

Remediation Efforts to Address the Material Weaknesses

With the oversight of senior management and our audit committee, we are taking the steps below and plan to take additional measures to remediate the underlying causes of the material weaknesses:

●	With assistance from a current finance and accounting third-party service provider, the Company will formalize our risk assessment process, which will include a risk assessment being revised, reviewed, and documented, on an as needed basis, as changes to the business occur. This service provider will also assist the Company with implementing revised control activities, controls documentation, and ongoing monitoring activities related to the internal controls over financial reporting.

●	The Company will take steps to remediate the control activities material weakness through the documentation of processes and controls for transactions that occur in the course of business, and in the financial statement close, reporting and disclosure processes.

●	The Company will formalize our process and documentation for monitoring internal control over financial reporting. The documentation will serve as the evidence to ascertain whether the control activities are present and functioning and provide a foundation for the Company to communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

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

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the three months ended September 30, 2022 and 2021, we had net losses of $1,577,338 and $2,378,157, respectively. On February 16, 2022, the Company sold 3,750,000 shares of common stock for net proceeds of $2,509,550 after deducting the underwriting commission and expenses. On September 1, 2022, the Company sold 4,181,821 shares of common stock for approximately $1.85 million, net of financing fees and expenses. The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it will have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements; however, there is uncertainty in the forecast and therefore the Company cannot assert that it is probable. Further uncertainty remains regarding our ability to implement our business plan and to grow our business without additional financing. Our long-term future growth and success is dependent upon our ability to raise additional capital and implement our business plan. There is no assurance that we will be successful in implementing our business plan or that we will be able to generate sufficient cash from operations, sell securities or borrow funds on favorable terms or at all. Our inability to generate significant revenue or obtain additional financing could have a material adverse effect on our ability to fully implement our business plan and grow our business to a greater extent than we can with our existing financial resources. The Company has considered both quantitative and qualitative factors that are known or reasonably knowable as of the date of these financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

Item 2. Sales of Equity Securities and Use of Proceeds.

In connection with the Company’s September 2022 public offering of 4,181,821 shares of common stock, in a concurrent private placement, the Company issued warrants to purchase an aggregate of 4,181,821 shares of common stock. The warrants were issued pursuant to an exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Bylaws of the Registrant	10-Q	001-39553	3.2	November 16, 2020

4.1	Form of Underwriter’s Warrant	8-K	001-39553	4.1	February 16, 2022

31.1*	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

AMESITE INC.

Date: November 10, 2022	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)