Form 10-Q
period 2022-12-31
Amesite Inc.
filed 2023-02-17
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

or

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

There were 30,400,305 shares of the registrant’s common stock issued and outstanding as of February 17, 2023.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

December 31, 2022

Amesite Inc.

Amesite Inc.

Condensed Balance Sheets (unaudited)

	December 31, 2022	June 30, 2022
Assets
Current Assets
Cash and cash equivalents	$6,991,236	$7,155,367
Accounts receivable	104,985	14,545
Prepaid expenses and other current assets	261,223	560,084
Total current assets	7,357,444	7,729,996

Noncurrent assets
Property and Equipment - net	77,377	87,190
Capitalized software - net	892,217	1,066,674
Total noncurrent assets	969,594	1,153,864
Total assets	$8,327,038	$8,883,860
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$112,863	$122,285
Accrued and other current liabilities:
Accrued compensation	36,200	174,056
Deferred revenue	276,740	342,672
Other accrued liabilities	21,985	109,095
Total current liabilities	447,788	748,108

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 30,344,305 and 25,993,484 shares issued and outstanding and December 31, 2022 and June 30, 2022, respectively	3,034	2,559
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	-	-
Additional paid-in capital	39,430,054	37,410,209
Accumulated deficit	(31,553,838)	(29,277,016)
Total stockholders’ equity	7,879,250	8,135,752
Total liabilities and stockholders’ equity	$8,327,038	$8,883,860

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net Revenue	$237,139	$189,174	$517,421	329,865
Operating Expenses
General and administrative expenses	316,348	1,451,979	1,292,668	2,687,748
Technology and content development	431,087	681,018	912,274	1,477,126
Sales and marketing	201,696	384,027	606,728	871,260
Total operating expenses	949,131	2,517,024	2,811,670	5,036,134
Loss from Operations	(711,992)	(2,327,850)	(2,294,249)	(4,706,269)
Other Income (Expense)
Interest Income	12,508	7,273	17,959	7,535
Interest Expense	0	(1,662)	(531)	(1,662)
Total other income (expense)	12,508	5,611	17,428	5,873
Net Loss	$(699,484)	$(2,322,239)	(2,276,821)	(4,700,396)
Earnings per Share
Basic loss per share	$(0.02)	$(0.11)	(0.08)	(0.22)
Weighted average shares outstanding	30,305,566	21,984,947	28,862,964	21,743,986

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2021	21,063,954	$2,066	$31,950,117	$(20,217,093)	$11,735,090
Net loss	-	-	-	(2,378,157)	(2,378,157)
Issuance of common stock – net of offering costs of $140,000	911,824	91	1,359,909	-	1,360,000
Stock-based compensation expense	-	-	389,085	-	389,085
Balance - September 30, 2021	21,975,778	$2,157	$33,699,111	$(22,595,250)	$11,106,018

Balance - July 1, 2022	25,993,484	$2,559	$37,410,209	$(29,277,016)	$8,135,752
Net loss	-	-	-	(1,577,338)	(1,577,338)
Stock issued to vendor for services	125,000	13	61,237	-	61,250
Issuance of common stock – net of offering costs of $142,500	4,181,821	418	1,850,083	-	1,850,501
Stock-based compensation expense	-	-	175,779	-	175,779
Balance - September 30, 2022	30,300,305	$2,990	$39,497,308	$(30,854,354)	$8,645,944
Net loss	-	-	-	(699,484)	(699,484)
Stock issued to vendor for services	44,000	44	10,646	-	10,690
Stock-based compensation expense	-	-	(77,900)	-	(77,900)
Balance – December 31, 2022	30,344,305	3,304	39,430,054	(31,553,838)	7,879,250

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,276,821)	$(4,700,396)
Adjustments to reconcile net loss to net cash and cash equivalents from operating activities:
Depreciation and amortization	362,340	441,849
Stock compensation expense	97,879	811,611
Value of common stock issued in exchange for consulting services	71,940	22,698
Changes in operating assets and liabilities which used cash:
Accounts receivable	(90,440)	34,525
Prepaid expenses and other assets	298,860	(478,160)
Accounts payable	(9,422)	138,615
Accrued compensation	(137,856)	(129,398)
Deferred revenue	(65,932)	59,368
Accrued and other liabilities	(87,110)	(13,631)
Net cash and cash equivalents used in operating activities	(1,836,562)	(3,812,919)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,861)	(8,804)
Investment in capitalized software	(175,209)	(500,624)
Net cash and cash equivalents used in investing activities	(178,070)	(509,428)

Cash Flows from Financing Activities
Issuance of common stock - net of issuance costs	1,850,501	1,360,000
Net cash and cash equivalents provided by financing activity	1,850,501	1,360,000

Net (Decrease) Increase in Cash and Cash Equivalents	(164,131)	(2,962,347)
Cash and Cash Equivalents - Beginning of period	7,155,367	10,713,091
Cash and Cash Equivalents - End of period	$6,991,236	$7,750,744

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Notes to Condensed Financial Statements

December 31, 2022 and 2021

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

In the opinion of management, the condensed financial statements of the Company as of December 31, 2022 and 2021 and for the six months ended December 31, 2022 and 2021 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Capitalized Software Costs

The Company capitalizes costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $350,000 and $424,000 for the six months ended December 31, 2022 and 2021, respectively. Accumulated amortization on December, 2022 and 2021 was $2,533,000 and $1,762,000, respectively.

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with businesses, colleges and universities to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the six months ended December 31, 2022 and 2021, we recognized revenue from contracts with customers of approximately $517,000 and $330,000, respectively, of which $77,000 and $14,000, respectively, related to services transferred at a point in time and the remainder related to services provided over time.

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

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). For the six months ended December 31, 2022 and 2021, all of the revenue recognized has been recognized over the related contract periods. Additionally, for the six months ended December 31, 2022, five customers comprised approximately 70% of total revenue. During the six months ended December 31, 2021, one customer comprised approximately 20% of total revenue.

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of December 31, 2022 or June 30, 2022.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of December 31, 2022 and June 30, 2022, we do not have any contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the six months ended December 31:

	2022	2021
Opening balance	$342,672	$333,200
Billings	451,490	389,306
Less revenue recognized (net of cancellations):	(517,422)	(329,938)
Closing balance	$276,740	$392,568

Revenue recognized during the six months ended December 31, 2022 and 2021 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $207,000 and $164,000, respectively.

The deferred revenue balance as of December 31, 2022 is expected to be recognized over the next 12 months.

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

At December 31, 2022 and June 30, 2022, the Company had 4,710,262 and 4,922,007 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the six months ended December 31, 2022 and 2021, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatility of the Company’s stock prices. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 12 months from the closing date of the agreement. Stock warrants issued have a term of five years. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 3 in the Notes to Financial Statements.

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

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the six months ended:

	December 31, 2022	December 31, 2021
Expected term (years)	9.97	6.00
Risk-free interest rate	2.20%	0.12%
Expected volatility	92.98%	46.30%
Dividend yield	0%	0%

A summary of option activity for the six months ended December 31, 2022 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2022	3,163,190	$1.89	7.34
Granted	4,000	.25	9.89
Cancelled	(47,667)	2.84	8.55
Outstanding and expected to vest at December 31, 2022	3,119,523	1.88	6.82

The weighted-average grant-date fair value of options granted during the six months ended December 31, 2022 as $1,000. The options contained time-based vesting conditions satisfied over four years from the grant date.

For the three months ended December 31, 2022 and 2021, the Company recognized $15,600 and $422,526, in expense related to the Plan, respectively. For the six months ended December 31, 2022 and 2021, the Company recognized $191,379 and $811,611, in expense related to the Plan, respectively.

On September 28, 2021, the Board approved certain stock awards to its board members in the form of stock options and restricted stock.

The stock option awards vested ratably over the twelve-month period from beginning September 28, 2021 through September 28, 2022. The total approved compensation was $172,702 in stock options. The number of options was determined based on the fair value of the Company’s share price as of the date of grant. The Company determined that there will be 337,078 of restricted shares issued upon vesting, based on the fair value of the Company’s share price on the grant date.

The restricted stock awards vested over a twelve-month period beginning July 1, 2021 through June 30, 2022. The total approved compensation was $600,000 in restricted stock.

Accordingly, $56,500 and $156,175 related to the stock option grants made to the board members, was recognized as stock-based compensation expense for the three and six months ended December 31, 2022. The Company also recognized ($150,000) and $0 as stock-based compensation expense related to the restricted stock unit grants made to the board members for the three and six months ended December 31, 2022, respectively.

Beginning in January 2022, additional Board of Directors compensation at the rate of $305,500 annually was implemented with Directors opting for receipt via stock options under the Equity Incentive Plan or cash. For the year ended December 31, 2022, $226,000 in stock option grants were awarded and $79,500 of cash payments were made. The Company recognized $56,500 and $113,000 as stock-based compensation expense related to the restricted stock unit grants made to the board members for the three and six months ended December 31, 2022, respectively.

As of December 31, 2022, there was approximately $1,464,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. These costs are expected to be recognized through December 2026.

Note 4 – Warrants

As of December 31, 2022 and June 30, 2022, there were 1,590,739 and 1,421,739 warrants outstanding, respectively. During the six months ended December 31, 2022 and 2021, the Company issued $169,000 and 63,489 common stock warrants, respectively, to a placement agent related to fundraisings and other advisory services. The warrants are fully vested, have a term of 5 years from closing date of the private placements and an exercise price of $1.00 per share (2022 warrants) and $6.00 per share (2021 warrants), respectively (see Note 4 for additional terms of the warrants).

Warrants	Number of Warrants
Outstanding at July 1, 2021 and September 30, 2021	1,234,239

Outstanding at July 1, 2022	1,421,739
Granted	169,000
Exercised	-
Outstanding at December 31, 2022	1,590,739

The Company measures the fair value of warrants using Black-Scholes Model. The fair value of the warrants issued during the six months ended December 31, 2022 and 2021 was approximately $63,489 and $23,500 respectively, based on the following inputs and assumptions below.

	2022	2021
Volatility (percent)	92.98%	45.00%
Risk-free rate (percent)	3.80%	0.14%
Expected term (in years)	9.97	5

Note 5 - Income Taxes

For the six months ended December 31, 2022 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the six months ended December 31, 2022 and 2021.

The Company has approximately $31,500,000 of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

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

Note 7 - Subsequent Events

On February 15, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) for the purpose of holding a stockholder vote on the following proposals: (i) To grant discretionary authority to our board of directors to (i) amend our certificate of incorporation to combine outstanding shares of our common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-fifty (1-for-50) split, with the exact ratio to be determined by our board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within one year of the date the proposal is approved by stockholders; and (ii) To approve an amendment the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) to (a) increase the number of shares available for issuance under the 2018 Plan by 3,000,000 shares and (b) increase the amount of shares that may be issued pursuant to the exercise of incentive stock options by 3,000,000 shares. The reverse stock split proposal and the amendment to the Company’s 2018 Plan were each approved by the requisite vote of the Company’s stockholders.

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

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three and six months ended December 31, 2022 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $699,000 for the three months ended December 31, 2022, and we incurred a net loss of $23,800,000 for the period from November 14, 2017 (date of incorporation) to December 31, 2022.

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

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatility of the Company’s stock prices. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 12 months from the closing date of the agreement. Stock warrants issued have a term of five years. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 3 in the Notes to Financial Statements.

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of December 31, 2022, and June 30, 2022.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of December 31, 2022, and June 30, 2022, we do not have any contract assets.

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

Results of Operations

Revenue

We generated revenues of $237,000 for the three months ended December 31, 2022 as compared to $189,174 for the three months ended December 31, 2021. We generated revenues of $517,421 for the six months ended December 31, 2022 as compared to $329,865 for the six months ended December 31, 2021.Revenue growth compared to prior year for the three and six months ended December 31, 2022 was primarily driven by contract renewals.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expense.

General and administrative expenses for the three months ended December 31, 2022 were $316,348 as compared to $1,451,978 for the three months ended December 31, 2021. General and administrative expenses for the six months ended December 31, 2022 were $1,292,219 as compared to $2,687,748 for the six months ended December 31, 2021. The decrease between the three-month periods and the six month periods are primarily due to deliberate cost reductions, including reductions in headcount and associated administrative costs. These reductions were made possible by completion of certain features and platform capabilities, that require less staffing to maintain than to build.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expense and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended December 31, 2022 were $431,087 as compared to $681,018 for the three months ended December 31, 2021. Technology and content development expenses for the six months ended December 31, 2022 were $911,274 as compared to $1,477,126 for the six months ended December 31, 2021. The decrease between the three-month periods and the six month periods in technology are also principally related to reductions in headcount and associated administrative costs, since these costs scale with staff. The reductions in the three-month and six month periods in content development are principally due to completion of certain learning programs that are now offered by our customers, and require less staffing to maintain than to build.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract Customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended December 31, 2022 were $201,656 as compared to $384,027 for the three months ended December 31, 2021. Sales and marketing expenses for the six months ended December 31, 2022 were $607,100 as compared to $871,260 for the six months ended December 31, 2021. The decrease between the three-month periods and the six month periods in sales and marketing are principally related to refinement of sales and marketing processes to those that focus messaging directly to our key markets and offer improved lead generation. We have seen increases in marketing qualified leads (MQLs) in both periods, while reducing the overall sales and marketing spends.

Interest Income

For the three months ended December 31, 2022, interest income totaled $12,508 as compared to interest income of $7,273 for the three months ended December 31, 2021. For the six months ended December 31, 2022, interest income totaled $17,958 as compared to interest income of $7,535 for the six months ended December 31, 2021.

Net Loss

Our net loss for the three months ended December 31, 2022 was $699,444 as compared to a net loss for the three months ended December 31, 2021 of $2,322,239. Our net loss for the six months ended December 31, 2022 was $2,276,747 as compared to a net loss for the six months ended December 31, 2021 of $4,700,396. The loss was substantially lower during the six months ended December 31, 2022 compared to 2021 as a result of deliberate cost savings measures described above, as we have launched capabilities that are now maintainable and lower cost, adjusted our headcount to reflect the reduced need for staffing, and improved our sales and marketing efficiency with more targeted, effective messaging.

Capital Expenditures

During the three months ended December 31, 2022 and 2021, we had capital asset additions of $65,672 and $212,091 respectively, which were comprised of $65,672 and $5,130 respectively, in capitalized technology and content development. During the six months ended December 31, 2022 and 2021, we had capital asset additions of $175,209 and $500,624 in capitalized technology and content development. [We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.]

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

On September 1, 2022, we closed on a public offering of common stock and concurrent private placement of warrants and received approximately $1.85 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs (Note 6 to the Financial Statements).

As of December 31, 2022, our cash balance totaled $6,991,236.

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

Changes in Internal Controls Over Financial Reporting

Material weaknesses were identified in the Company’s internal controls which were described in our Annual Report on form 10-K filed with the Securities and Exchange Commission, or SEC, on September 29, 2022. Since then, the Company has undertaken a full risk assessment of its controls utilizing the COSO five-part framework, has enhanced its control activities around its structure, platforms, procedures, and people, and has implemented monitoring processes.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended June 30, 2022 and 2021, we had net losses of $9,059,923 and $11,586,292, respectively. For the three and six months ended December 31, 2022, we had net losses of $699,444 and $2,276,747, respectively. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. On February 16, 2022, we completed a public offering of our common stock which resulted in net proceeds to the Company of $2.51 million. On September 1, 2022, we completed a public offering of our common stock which resulted in net proceeds to the Company of $1.85 million. In addition, on August 2, 2021, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, we may sell up to $16.5 million of shares of common stock. We may raise capital by selling additional shares to Lincoln Park, however, the net proceeds under the Lincoln Park Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which we sell shares to Lincoln Park. Based upon our current operations with our currently available cash balance, management concluded that the current conditions raise substantial doubt about our ability to continue as a going concern, management concluded it has substantial doubt in its ability to continue as a going concern.

We received a written notice from Nasdaq that we have failed to comply with certain listing requirements of the Nasdaq Stock Market, which could result in our Common Stock being delisted from the Nasdaq Stock Market.

On March 8, 2022, we received a notification from Nasdaq related to our failure to maintain a minimum bid price of $1 per share. Based on the closing bid price of the Company’s common stock between January 24, 2022 and March 7, 2022, the Company no longer meets the minimum bid price requirement. However, the Nasdaq Listing Rules also provide us a compliance period of 180 calendar days in which to regain compliance. On September 6, 2022, Nasdaq granted the Company a second 180 calendar day period to regain compliance by March 6, 2023. The Company is carefully assessing potential actions to regain compliance, including without limitation, holding a special stockholders’ meeting to solicit approval of a reverse stock split. If we do not regain compliance with the minimum bid price requirement by the end of the second compliance period, our common stock will become subject to delisting. If we are delisted from Nasdaq, our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. We intend to monitor the closing bid price of our common stock and may be required to seek approval from our stockholders to affect a reverse stock split of the issued and outstanding shares of our common stock. However, there can be no assurance that the reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Even if the reverse stock split is approved by our stockholders, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing rules.

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

AMESITE INC.

Date: February 17, 2023	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2023	By:	/s/ Sherlyn W. Farrell
Sherlyn W. Farrell
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)