Form 10-Q
period 2023-03-31
Amesite Inc.
filed 2023-05-15
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

There were 2,545,440 shares of the registrant’s common stock issued and outstanding as of March 31, 2023.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our artificial intelligence (AI)-driven learning platform’s ability to enable businesses, universities, and K-12 schools to offer timely, improved popular courses and certification programs, without becoming software tech companies;

●	our planned online machine learning platform’s ability to result in opportunistic incremental revenue for colleges and universities, and improved ability to garner state funds due to increased retention and graduation rates through use of machine learning and natural language processing;

●	our ability to continue as a going concern;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our learning platform;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance; and

●	the impact of government regulation and developments relating to our competitors or our industry.

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

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles, and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

March 31, 2023

Amesite Inc.

Amesite Inc.

Condensed Balance Sheets (unaudited)

	March 31, 2023	June 30, 2022
Assets
Current Assets
Cash and cash equivalents	$6,128,610	$7,155,367
Accounts receivable	43,750	14,545
Prepaid expenses and other current assets	173,996	560,084
Total current assets	6,346,356	7,729,996

Noncurrent Assets
Property and equipment - net	73,733	87,190
Capitalized software - net	848,265	1,066,674
Total noncurrent assets	921,998	1,153,864

Total assets	$7,268,354	$8,883,860

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$94,491	$122,285
Accrued and other current liabilities:
Accrued compensation	81,200	174,056
Deferred revenue	105,980	342,672
Other accrued liabilities	29,500	109,095
Total current liabilities	311,171	748,108

Stockholders’ equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,542,440 and 2,166,124 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively.	255	217
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively.	0	0
Additional paid-in capital	39,438,763	37,412,551
Accumulated earnings deficit	(32,481,835)	(29,277,016)
Total stockholders’ equity	6,957,183	8,135,752

Total liabilities and stockholders’ equity	$7,268,354	$8,883,860

See accompanying Notes to Condensed Financial Statements

Amesite Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net Revenue	$204,589	$209,518	$722,010	$539,383

Operating Expenses
General and administrative expenses	653,128	1,239,153	1,945,796	3,926,901
Technology and content development	279,411	899,951	1,191,273	2,377,077
Sales and marketing	217,528	282,684	824,669	1,153,944
Total operating expenses	1,150,067	2,421,788	3,961,738	7,457,922

Loss from Operations	(945,478)	(2,212,270)	(3,239,728)	(6,918,539)

Other Income (Expense)
Interest Income	18,297	1,207	36,256	8,742
Other Expense	(816)	(5,049)	(1,347)	(6,711)
Total other income	17,481	(3,842)	34,909	2,031

Net Loss	$(927,997)	$(2,216,112)	$(3,204,819)	$(6,916,507)

Earnings per Share
Basic and diluted loss per share	$(0.37)	$(1.12)	$(1.31)	$(3.80)
Weighted average shares outstanding	2,528,845	1,983,572	2,445,845	1,818,724

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statement Of Stockholder’s Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - June 30, 2021	1,755,330	$176	$31,952,007	$(20,217,093)	$11,735,090
Net loss	-	-	-	(2,378,157)	(2,378,157)
Issuance of common stock - net of offering costs of $140,000	75,985	8	1,359,992	-	1,360,000
Stock-based compensation expense	-	-	389,085	-	389,085
Balance - September 30, 2021	1,831,315	$184	$33,701,084	$(22,595,250)	$11,106,018
Net loss	-	-	-	(2,322,239)	(2,322,239)
Issuance of common stock for consulting services	1,158	1	22,697	-	22,698
Stock-based compensation expense	-	-	422,526	-	422,526
Balance - December 31, 2021	1,832,473	$185	$34,146,307	$(24,917,489)	$9,229,003
Net loss	-	-	-	(2,216,111)	(2,216,111)
Issuance of common stock – net of offering costs of $250,450	312,500	30	2,509,520		2,509,550
Stock-based compensation expense	-	-	414,746	-	414,746

Balance - June 30, 2022	2,166,124	217	$37,412,551	$(29,277,016)	$8,135,752
Net loss	-	-	-	(1,577,338)	(1,577,338)
Stock issued to vendor for services	10,417	1	61,249	-	61,250
Issuance of common stock - net of offering costs of $142,500	348,485	35	1,850,466	-	1,850,501
Stock-based compensation expense	-	-	175,779	-	175,779
Balance - September 30, 2022	2,525,025	$253	$39,500,045	$(30,854,354)	$8,645,944
Net loss	-	-	-	(699,484)	(699,484)
Stock issued to vendor for services	3,667	1	10,689	-	10,690
Stock-based compensation expense	-	-	(77,900)	-	(77,900)
Balance - December 31, 2022	2,528,692	$254	$39,432,834	$(31,553,838)	$7,879,250
Net loss	-	-	-	(927,997)	(927,997)
Issuance of common stock – net	13,748	1	-	-	0
Stock-based compensation expense	-	-	5,929	-	5,930
Balance - March 31, 2023	2,542,440	$255	$39,438,763	$(32,481,835)	$6,957,183

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements Of Cash Flows (unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(3,204,819)	$(6,916,507)
Adjustments to reconcile change in net loss to net cash used in operating activities:
Depreciation and amortization	525,631	682,068
Stock-based compensation expense	103,809	1,226,357
Value of common stock issued in exchange for consulting services	71,940	22,698
Changes in operating assets and liabilities which used cash:
Accounts Receivable	(29,205)	40,325
Prepaid expenses and other current assets	386,086	(265,295)
Accounts payable	(27,794)	297,621
Accrued compensation	(92,856)	(19,612)
Deferred revenue	(236,692)	(114,010)
Accrued and other liabilities	(79,595)	(42,465)
Net cash and cash equivalents (used) in operating activities	(2,583,495)	(5,088,820)

Cash Flows from Investing Activities
Purchase of property and equipment	(5,554)	(14,267)
Investment in capitalized software	(288,209)	(574,123)
Net cash and cash equivalents (used) in investing activities	(293,763)	(588,390)

Cash flows from Financing Activities - Issuance of common stock - net of issuance costs	1,850,501	3,869,550
Net (decrease) in cash and cash equivalents	(1,026,757)	(1,807,660)
Cash and cash equivalents, beginning of period	7,155,367	10,713,091
Cash and cash equivalents, end of period	$6,128,610	$8,905,431
Significant Noncash Transactions:
Acquisition of capitalized software included in accounts payable and accrued liabilities	$-	$70,924
Issuance of common stock in exchange for consulting services	$-	$22,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Amesite Inc.

Notes to Condensed Financial Statements

March 31, 2023 and 2022

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

In the opinion of management, the condensed financial statements of the Company as of March 31, 2023 and 2022 and for the nine months ended March 31, 2023 and 2022 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) insured by the FDIC at year end was $250,000.

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

Capitalized Software Costs

The Company capitalizes costs incurred in the development of software for internal use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing internal use computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The Company recognized amortization expense of approximately $507,000 and $658,000 for the nine months ended March 31, 2023 and 2022, respectively. The Company recognized amortization expense of approximately $157,000 and $234,000 for the three months ended March 31, 2023 and 2022, respectively. Accumulated amortization on March 31, 2023 and 2022 was $2,690,000 and $1,996,000, respectively.

Revenue Recognition

We generate substantially all of our revenue from contractual arrangements with businesses, colleges and universities to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the nine months ended March 31, 2023 and 2022, we recognized revenue from contracts with customers of approximately $722,000 and $539,000, respectively, of which $125,000 and $49,400, respectively, related to services transferred at a point in time and the remainder related to services provided over time.

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

We do not disclose the value of unsatisfied performance obligations because the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). For the nine months ended March 31, 2023 and 2022, all of the revenue recognized has been recognized over the related contract periods. Additionally, for the nine months ended March 31, 2023, three customers comprised approximately 70% of total revenue. During the nine months ended March 31, 2023, one customer comprised approximately 34% of total revenue.

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of March 31, 2023 or June 30, 2022.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of March 31, 2023 and June 30, 2022, we do not have any such contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the nine months ended March 31:

	2023	2022
Opening balance	$342,672	$333,200
Billings	487,564	425,445
Less revenue recognized (net of cancellations):	(724,256)	(539,455)
Closing balance	$105,980	$219,190

Revenue recognized during the nine months ended March 31, 2023 and 2022 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $264,043 and $539,455, respectively.

The deferred revenue balance as of March 31, 2023 is expected to be recognized over the next 12 months.

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

At March 31, 2023 and June 30, 2022, the Company had 379,545 and 382,077 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the nine months ended March 31, 2023 and 2022, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

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

The Company has reserved 383,333 shares of common stock to be available for granting under the Plan.

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

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the nine months ended:

	March 31, 2023	March 31, 2022
Expected term (years)	9.97	10.00
Risk-free interest rate	2.2%	1.75%-2.2%
Expected volatility	92.98%	78%-93%
Dividend yield	0%	0%

A summary of option activity for the nine months ended March 31, 2023 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2022	263,599	$22.68	7.34
Granted	1,092	4.75	10.00
Cancelled	(7,505)	15.07	6.98
Outstanding and expected to vest at March 31, 2023	257,186

The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2023 as $3.00. The options contained time-based vesting conditions satisfied over four years from the grant date.

For the three months ended March 31, 2023 and 2022, the Company recognized $6,930 and $414,746, in expense related to the Plan, respectively. For the nine months ended March 31, 2023 and 2022, the Company recognized $104,809 and $1,226,357, in expense related to the Plan, respectively.

Beginning in January 2022, Board of Directors compensation at the rate of $305,500 annually was implemented with Directors opting for receipt via stock options under the Equity Incentive Plan or cash. For the nine months ended March 31, 2023, $175,500 in stock option grants were awarded and $53,625 of cash payments were made.

As of March 31, 2023, there was approximately $124,570 of total unrecognized compensation cost for employees and non-employees related to nonvested options. These costs are expected to be recognized through December 2026.

Note 4 - Warrants

As of March 31, 2023 and June 30, 2022, there were 132,562 and 118,478 warrants outstanding, respectively.

Warrants	Number of Warrants
Outstanding at July 1, 2022	118,478
Granted	14,084
Exercised	-
Outstanding at March 31, 2023	132,562

The Company measures the fair value of warrants using Black-Scholes Model.

Note 5 - Income Taxes

For the nine months ended March 31, 2023 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the nine months ended March 31, 2023 and 2022.

The Company has approximately $30.8 million of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 6 - Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 28, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three and nine months ended March 31, 2023 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $3.2 million for the nine months ended March 31, 2023, and we incurred a net loss of $32.5 million for the period from November 14, 2017 (date of incorporation) to March 31, 2023.

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective, and susceptible to change. Based on their current forecast, management believes that it will have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements.

On February 15, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the stockholders also approved a proposal to amend the Company’s certificate of incorporation to effect a reverse split of the Company’s outstanding shares of common stock, par value $0.0001 at a specific ratio within a range of one-for five (1-for-5) to a maximum of one-for-fifty (1-for-50) to be determined by the Company’s board of directors in its sole discretion.

Following the Special Meeting, the board of directors approved a one-for-twelve (1-for-12) reverse split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On February 21, 2023, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation (the “Certificate of Amendment”) to affect the Reverse Stock Split. The Reverse Stock Split became effective as of 4:01 p.m. Eastern Time on February 21, 2023, and the Company’s common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opens on February 22, 2023.

On March 8, 2023, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company’s common stock had a closing bid price at or above $1.00 per share for a minimum of 10 consecutive trading days, the Company had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of March 31, 2023, and June 30, 2022.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of March 31, 2023, and June 30, 2022, we do not have any contract assets.

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

Results of Operations

Revenue

We generated revenues of $204,589 for the three months ended March 31, 2023 as compared to $209,518 for the three months ended March 31, 2022. We generated revenues of $722,010 for the nine months ended March 31, 2023 as compared to $539,383 for the nine months ended March 31, 2022. Revenue growth compared to prior year for the three and nine months ended March 31, 2023 was primarily driven by contract renewals.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expense also includes professional fees and other corporate expenses.

General and administrative expenses for the three months ended March 31, 2023 were $653,128 as compared to $1,239,153 for the three months ended March 31, 2022. General and administrative expenses for the nine months ended March 31, 2023 were $1,945,796 as compared to $3,926,901 for the nine months ended March 31, 2022. The decrease between the three-month periods and the nine-month periods are primarily due to deliberate cost reductions, including reductions in headcount and associated administrative costs. These reductions were made possible by completion of certain features and platform capabilities that require less staffing to maintain than to build.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expense also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended March 31, 2023 were $279,411 as compared to $899,951 for the three months ended March 31, 2022. Technology and content development expenses for the nine months ended March 31, 2023 were $1,191,273 as compared to $2,377,077 for the nine months ended March 31, 2022. The decrease between the three-month periods and the nine-month periods in technology are also principally related to reductions in headcount and associated administrative costs, since these costs scale with staff. The reductions in the three-month and nine-month periods in content development are principally due to completion of certain learning programs that are now offered by our customers and require less staffing to maintain than to build.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract Customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended March 31, 2023 were $217,528 as compared to $282,684 for the three months ended March 31, 2022. Sales and marketing expenses for the nine months ended March 31, 2023 were $824,669 as compared to $1,153,944 for the nine months ended March 31, 2022. The decrease between the three-month periods and the nine-month periods in sales and marketing are principally related to refinement of sales and marketing processes to those that focus messaging directly to our key markets and offer improved lead generation. We have seen increases in marketing qualified leads (MQLs) in both periods, while reducing the overall sales and marketing spends.

Interest Income

For the three months ended March 31, 2023, interest income totaled $18,297 as compared to interest income of $1,207 for the three months ended March 31, 2022. For the nine months ended March 31, 2023, interest income totaled $36,256 as compared to interest income of $8,742 for the nine months ended March 31, 2022.

Net Loss

Our net loss for the three months ended March 31, 2023 was $927,997 as compared to a net loss for the three months ended March 31, 2022 of $2,216,112. Our net loss for the nine months ended March 31, 2023 was $3,204,819 as compared to a net loss for the nine months ended March 31, 2022 of $6,916,507. The loss was substantially lower during the nine months ended March 31, 2023 compared to 2022 as a result of deliberate cost savings measures described above, as we have launched capabilities that are now maintainable and lower cost, adjusted our headcount to reflect the reduced need for staffing, and improved our sales and marketing efficiency with more targeted, effective messaging.

Capital Expenditures

During the three months ended March 31, 2023 and 2022, we had capital asset additions of $113,000 and $91,083, respectively. During the nine months ended March 31, 2023 and 2022, we had capital asset additions of $288,209 and $549,659 in capitalized technology and content development. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Financial Position, Liquidity, and Capital Resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable, as indicated by our losses noted above.

During the period from November 14, 2017 (date of incorporation) to September 30, 2020, we raised net proceeds of approximately $11,760,000 from private placement financing transactions (stock and debt). On September 25, 2020, we completed the Offering of 250,000 shares of our common stock, $0.0001 par value per share, at an offering price of $60.00 per share (total net proceeds of approximately $12.8 million after underwriting discounts, commissions, and other offering costs).

On August 2, 2021, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, we may sell up to $16.5 million shares of common stock. Our net proceeds under the Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which we sell shares to Lincoln Park. On August 2, 2021, we sold 63,260 shares of our common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a total purchase price of $1,500,000. We also issued 12,727 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Purchase Agreement.

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

As of March 31, 2023, our cash balance totaled $6.1 million.

The Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has had a history of net losses and negative cash flows from operating activities since inception and expects to continue to incur net losses and use cash in its operations in the foreseeable future.

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective, and susceptible to change. Based on their current forecast, management believes that it will have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements.

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

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended June 30, 2022 and 2021, we had net losses of $9,059,923 and $11,586,292, respectively. For the three and nine months ended March 31, 2023, we had net losses of $927,997 and $3,204,819, respectively.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. On September 1, 2022, we completed a public offering of our common stock which resulted in net proceeds to the Company of $1.85 million. Based upon our current operations with our currently available cash balance, management has concluded that the current conditions no longer raise substantial doubt about our ability to continue as a going concern.

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

AMESITE INC.

Date: May 15, 2023	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Sherlyn W. Farrell
Sherlyn W. Farrell
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)