Form 10-K
period 2023-06-30
Amesite Inc.
filed 2023-10-06
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2022 was approximately $2,073,622 based on the closing price for the common stock on the Nasdaq Capital Market on December 30, 2022 of $2.10.

On September 29, 2023, there were 2,542,440 shares common stock of the registrant, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders. Such proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

ITEM 1. BUSINESS

Overview

Amesite’s smart, intuitive learning environments help organizations thrive. Amesite is a high-tech artificial intelligence software company offering a cloud-based platform and content creation services for business and university-delivered education and upskilling. Amesite-offered courses and programs are branded to our part. Amesite uses artificial intelligence technologies to provide customized environments for learners, easy-to-manage interfaces for instructors, and greater accessibility for learners in the US education market and beyond. The Company leverages existing institutional infrastructures, adding mass customization and cutting-edge technology to provide cost-effective, scalable and engaging experiences for learners anywhere.

We are passionate about improving the learner experience and learner outcomes in online learning products and improving our Customers’ ability to create and deliver both. We are focused on creating the best possible technology solutions and have been awarded an innovation award for our product. We are committed to our team, and have been recognized with 10 workplace excellence awards, 4 of them national.

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

Universities need to be able to launch programs that upskill their alumni and other professionals, accessibly and at scale. Museums need to engage their patrons and visitors with high quality digital learning opportunities. Businesses need learning systems that enable them to upskill people quickly and efficiently. Retention and execution of strategic plans require that employees stay engaged and learn effectively. Government needs to be able to offer learning programs that allow job seekers to advance skills. Amesite’s cloud-based platform addresses all of these key needs.

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

We market to our Customers, and enable them to offer and monetize learning products, or to deliver learning products to their own employees efficiently and cost effectively. Our Customers want the capability of delivery to their own Customers and are best able to market to them. We deliver the content and technology to enable this.

We protect and utilize learner data solely to improve learning outcomes. Learner data is collected with learner permission, and information about learner behavior, study preferences and preferences for types of material delivered as part of learning products, will be used to improve learning outcomes and learner experiences. We will validate algorithms using both offline and online testing. By correlating learner behaviors with specific outcomes as identified by qualified instructors, we will train our algorithms specifically for important learning outcomes, enabling it to be a useful tool for instructors. We believe that the combinations of information that will be collected through our educational products, and outcomes measured using our online learning products will be unique, and constantly improving. We will never sell or distribute our learner data to third parties without the explicit permission of learners. We will not deliver unwanted content or advertising to learners or to Customer personnel. Our proprietary technology is developed solely for purposes of improving learner experiences and outcomes and improving the ability of our Customers to deliver outstanding educational products.

Our Research and Development Programs

We use advanced technologies to create effective and accessible learning environments. We seek to improve learning at many levels, including college and professional. Our research and development programs will expand continuously based on learner preferences, outcomes and the desires of our Customers. Some of these will include:

●	Improvements in learner engagement with cloud-based platforms. We will continuously gather data on how learners engage with us and other online platforms and conduct research and development to create and incorporate useful tools for learning on our platform.

●	Improvements in instructor experience using our platform. We will continuously develop tools designed to improve the ability of our Customers to deliver timely and relevant content, deliver assessments which are fair, correctly represent educational objectives and give repeatable outcomes when employed on our platform.

●	Integration of new technology in the delivery of learning products. A “technology stack” is a combination of software products and programming languages used to create our platform. We will continuously develop improvements to our technology stack, inventing and integrating best-in-class online engagement features. These will range from invention of novel user experience features to integration of capabilities offered by other vendors and developers.

●	Qualification of information for use by learners in all sectors. We plan to provide both our Customers and our learners with the constantly improving ability to find and integrate qualified information into products on our platform, and maximize learner ability to utilize qualified information, designed to offer learners the most carefully curated, most relevant, timely and engaging materials in every discipline in which we offer products.

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

Theodore l. Spencer, Member

Mr. Spencer is Senior Advisor on Admissions Outreach at the University of Michigan. Prior to September 2014, he was Associate Vice Provost and Executive Director of Undergraduate Admissions. Before joining Michigan in 1989, he was an Associate Director of Admissions at the United States Air Force Academy. He is a graduate of the Military Air War College and was one of thirty-five Air Force recruiting commanders in the United States. He is a retired Lieutenant Colonel in the United States Air Force. Early in his career, he was a salesman for the IBM Corporation in the City of Detroit. Ted has presented at numerous professional conferences state-wide, nationally and internationally, and has written and published articles on the college admissions process. He has received numerous awards and was recognized as the Point Man on Diversity Defense for affirmative action in college admissions. He has previously served as a Trustee for the College Board and on the faculty for the Harvard Summer Institute on College Admissions. Ted holds a M.S. degree in sociology from Pepperdine University and a B.S. in political science from Tennessee State University.

Human Capital Management

General Information About Our Human Capital Resources

As of September 30, 2023, we have 12 full-time employees and 2 consultants. We intend to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

Our corporate headquarters are located at 607 Shelby Street, Suite 700 PMB 214, Detroit, Michigan 48226, and our telephone number is (734) 876-8130. We maintain a website at www.amesite.com. The contents of, or information accessible through, our website is not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

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

Our operations have consumed substantial amounts of cash since inception. We do not expect more than nominal revenues until at least some point during the fiscal year ending June 30, 2024. If our expectations prove incorrect, our business, operating results and financial condition will be materially and adversely affected. We anticipate that our operating expenses may increase in the foreseeable future as we continue to pursue the development of our platform, invest in marketing, sales and distribution of our platform to grow our business, acquire Customers, and commercialize our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in generating sufficient revenues to offset these increased expenses. In addition, we expect to incur significant expenses related to regulatory requirements, and our ability to obtain, protect, and defend our intellectual property rights.

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

Our platform and computer systems store and transmit proprietary and confidential information that is subject to stringent legal and regulatory obligations. Due to the nature of our product, we face an increasing number of threats to our platform and computer systems including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. Our cybersecurity measures or those of our future business partners may be unable to anticipate, detect or prevent all attempts to compromise our systems or those of our future business partners. Our internal computer systems and those of our future business partners are or may also be vulnerable to telecommunication and electrical failures, the occurrence of which could result in material disruptions of our services. If our security measures are breached or fail because of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new Customers, cause existing Customers to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Such issues could also cause a delay in the further development of our new technology for online education. Any reputational damage resulting from breach of our systems or disruption of our services could create distrust of our company by prospective Customers. We do not currently have cyber risk insurance. If we obtain one, such insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

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

We may be at risk of securities class action litigation. In the past, small-cap issuers have experienced significant stock price volatility, particularly when associated with regulatory requirements by governmental authorities, which our industry now increasingly faces. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of our common stock.

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

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of June 30, 2023, own approximately 37% of our common stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation, or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

Shareholders

As of September 21, 2023, there were approximately 40 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On September 21, 2023, the closing price of our common stock was $2.55.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2023, 999 options to purchase common stock were issued to employees under our 2018 Equity Incentive Plan.

On July 12, 2022, the Company issued 10,417 shares of its common stock totaling approximately $61,250 in value to various consultants in exchange for strategic investor relations services. These shares vested immediately upon issuance.

In connection with the Company’s September 2022 public offering of 348,485 shares of common stock, in a concurrent private placement, the Company issued warrants to purchase an aggregate of 348,485 shares of common stock. The warrants were issued pursuant to an exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

On December 20, 2022, the Company issued 3,667 shares of its common stock totaling approximately $10,560 in value to various consultants in exchange for strategic investor relations services. These shares vested immediately upon issuance.

Also, during the year ended June 30, 2023, 14,083 shares of common stock were issued to consultants.

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

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the twelve months ended June 30, 2023 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Annual Report on Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Following the Special Meeting, the board of directors approved a one-for-twelve (1-for-12) reverse split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On February 21, 2023, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation (the “Certificate of Amendment”) to affect the Reverse Stock Split. The Reverse Stock Split became effective as of 4:01 p.m. Eastern Time on February 21, 2023, and the Company’s common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on February 22, 2023.

The Reverse Stock Split did not change the par value of the Company's common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole post-Reverse Stock Split share. All outstanding securities entitling their holders to acquire shares of common stock were adjusted as a result of the Reverse Stock Split. All common share and per share data are retrospectively restated to give effect to the Reverse Stock Split for all periods presented herein.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $(4,153,303) for the twelve months ended June 30, 2023, and we incurred a net loss of $(33,449,021) for the period from November 14, 2017 (date of incorporation) to June 30, 2023.

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

Revenue Recognition

We generate substantially all our revenue from contractual arrangements with our Customers to provide a comprehensive platform of tightly integrated technology and technology enabled services related to product offerings. Revenue related to our licensing arrangements is generally recognized ratably over the contract term commencing upon platform delivery. Revenue related to licensing arrangements recognized in a given time period will consist of contracts that went live in the current period or that went live in previous periods and are currently ongoing.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the Customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

We derive revenue from annual licensing arrangements, including maintenance fees, setup fees and other fees for course development and miscellaneous items. Our contracts with Customers typically have a term of at least one year and have at least a single performance obligation. The promises to set up and provide a hosted platform of tightly integrated technology and services partners need to attract, enroll, educate, and support learners are not distinct within the context of the contracts. This performance obligation is satisfied as the partners receive and consume benefits, which occurs ratably over the contract term.

We routinely provide professional services, such as custom development, non-complex implementation activities, training, and other various professional services. We evaluate these services to determine if they are distinct and separately identifiable in the context of the contract. In our contracts with Customers that contain multiple performance obligations because of this assessment, we allocate the transaction price to each separate performance obligation on a relative standalone selling price basis. Standalone selling prices of our solutions and services are typically estimated based on observable transactions when the solutions or services are sold on a standalone basis. When standalone selling prices are not observable, we utilize a cost-plus margin approach to allocate the transaction price.

We do not disclose the value of unsatisfied performance obligations because the consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). During the year ended June 30, 2023, five Customers comprised approximately 84% of total revenue. During the year ended June 30, 2022, three Customers comprised approximately 69% of total revenue.

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of June 30, 2023 and 2022, respectively.

We may recognize revenue prior to billing a Customer when we have satisfied or partially satisfied our performance obligations as billings to our Customers may not be made until after the service period has commenced. As of June 30, 2023 and 2022, we do not have any contract assets.

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

Results of Operations

Revenue

We generated revenues of $845,009 for the year ended June 30, 2023 as compared to $697,001 for the year ended June 30, 2022. Revenue growth compared to prior year for the twelve months ended June 30, 2022 was primarily driven by growth in the sale of annual license fees and associated implementation and customization services.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expenses also include professional fees and other corporate expense.

General and administrative expenses for the year ended June 30, 2023, were $2,492,777 as compared to $5,183,863 for the year ended June 30, 2022. The decrease of $2,691,086 is primarily due to savings in the areas of employee payroll, legal and audit, and insurance.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the year ended June 30, 2023, were $1,523,547 as compared to $3,059,962 for the year ended June 30, 2022. The decrease of $1,536,415 is primarily due to savings in employee payroll and contracted programming.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract Customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the year ended June 30, 2023 were $1,053,193 as compared to $1,509,694 for the year ended June 30, 2022. The decrease of $456,501 is primarily due to savings with outside vendors.

Interest Income

For the year ended June 30, 2023, interest income totaled $72,824 as compared to interest income of $9,230 for the year ended June 30, 2022.

Interest Expense.

Interest expense amounted to $1,619 for the year ended June 30, 2023 as compared to interest expense (including amortization of issuance costs) of $12,635 for the year ended June 30, 2022.

Net Loss

Our net loss for the year ended June 30, 2023 was $4,153,303 as compared to a net loss for the year ended June 30, 2022 of $9,059,923. The loss was substantially lower during the year ended June 30, 2023 compared to 2022 as a result of the savings discussed above.

Capital Expenditures

During the years ended June 30, 2023 and 2022, we had capital asset additions of $396,033 and $616,235, respectively, which were comprised of $368,909 and $599,660 respectively, in capitalized technology and content development, and $27,124 and $16,575, respectively, of property and equipment, including primarily computer equipment and software. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Financial Position, Liquidity, and Capital Resources

Overview

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable, as indicated by our losses noted above.

During the period from November 14, 2017 (date of incorporation) to September 30, 2020, we raised net proceeds of approximately $11,760,000 from private placement financing transactions (stock and debt). On September 25, 2020, we completed the Offering of 250,000 shares of its common stock, $0.0001 par value per share, at an offering price of $60.00 per share (total net proceeds of approximately $12.8 million after underwriting discounts, commissions, and other offering costs).

On August 2, 2021, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, we may sell up to $16.5 million of shares of common stock. Our net proceeds under the Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which we sell shares to Lincoln Park. On August 2, 2021, we sold 63,260 shares of our common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a total purchase price of $1,500,000. We also issued 12,726 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Purchase Agreement.

On February 16, 2022, we closed on an offering of common stock and received approximately $2.51 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs (Note 4 to the Financial Statements).

On September 1, 2022, we closed a public offering of 348,485 shares of common stock and a concurrent private placement of warrants to purchase 348,485 shares of common stock at a combined purchase price of $6.60 per share. The net proceeds to the Company were approximately $1.85 million.

As of June 30, 2023, our cash balance totaled $5.36 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Amesite Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Amesite Inc. as of June 30, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Amesite Inc. as of June 30, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Amesite Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Amesite Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as Amesite Inc.'s auditor since 2023.

Dallas, Texas

October 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Amesite Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split discussed in Note 4 to the financial statements, the balance sheet of Amesite Inc. (the "Company") as of June 30, 2022, the related statements of operations, stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements") (the 2022 financial statements before the retrospective effects of the reverse stock split discussed in Note 4 to the financial statements are not presented herein). In our opinion, the 2022 financial statements, before the effects of the adjustments to retrospectively apply the reverse stock split discussed in Note 4 to the financial statements, present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse stock split discussed in Note 4 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Going Concern

The 2022 financial statements of the Company were prepared assuming that the Company would continue as a going concern. As of the date of the issuance of the 2022 financial statements, the Company had a history of net losses and negative cash flows from operating activities since inception, and expected to continue to incur net losses and use cash in its operations in the foreseeable future. The resulting net losses and negative cash flows from operating activities raised substantial doubt about the Company’s ability to continue as a going concern as of the date of issuance of the 2022 financial statements. The 2022 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte and Touche LLP

Detroit, MI

September 28, 2022

We began serving as the Company’s auditor in 2017. In 2022, we became the predecessor auditor.

Amesite Inc.
Balance Sheets

	June 30, 2023	June 30, 2022
Assets
Current Assets
Cash and cash equivalents	$5,360,661	$7,155,367
Accounts receivable	15,000	14,545
Prepaid expenses and other current assets	106,679	560,084
Total current assets	5,482,340	7,729,996

Noncurrent Assets
Property and equipment - net	88,966	87,190
Capitalized software - net	778,446	1,066,674
Total noncurrent assets	867,412	1,153,864

Total assets	$6,349,752	$8,883,860

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$70,070	$122,285
Accrued and other current liabilities:
Accrued compensation	64,500	174,056
Deferred revenue	53,958	342,672
Other accrued liabilities	76,799	109,095
Total current liabilities	265,327	748,108

Stockholders’ equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,542,440 and 2,166,124 shares issued and outstanding at June 30, 2023 and 2022, respectively	255	217
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and 2022, respectively	0	0
Additional paid-in capital	39,514,489	37,412,551
Accumulated earnings deficit	(33,430,319)	(29,277,016)
Total stockholders’ equity	6,084,425	8,135,752

Total liabilities and stockholders’ equity	$6,349,752	$8,883,860

See accompanying Notes to Financial Statements

Amesite Inc.
Statements of Operations

	Year Ended	Year Ended
	June 30,	June 30,
	2023	2022
Net Revenue	$845,009	$697,001

Operating Expenses
General and administrative expenses	2,492,777	5,183,863
Technology and content development	1,523,547	3,059,962
Sales and marketing	1,053,193	1,509,694
Total operating expenses	5,069,517	9,753,519

Loss from Operations	(4,224,508)	(9,056,518)

Other Income (Expense)
Interest Income	72,824	9,230
Other Expense	(1,619)	(12,635)
Total other income (expense)	71,205	(3,405)

Net Loss	$(4,153,303)	$(9,059,923)

Earnings per Share
Basic and diluted loss per share	$(1.68)	$(4.67)
Weighted average shares outstanding	2,469,890	1,939,132

See accompanying Notes to Financial Statements

Amesite Inc.
Statement of Stockholder’s Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – July 1, 2021	1,755,330	$176	$31,952,007	$(20,217,093)	$11,735,090
Net loss	-	-	-	(9,059,923)	(9,059,923)
Issuance of common stock for consulting services	21,994	2	148,946	-	148,948
Issuance of common stock - net	388,800	39	3,869,511	-	3,869,550
Stock-based compensation expense	-	-	1,442,087	-	1,442,087

Balance - June 30, 2022	2,166,124	217	37,412,551	(29,277,016)	8,135,752
Net loss	-	-	-	(4,153,303)	(4,153,303)
Issuance of common stock for consulting services	14,083	2	71,938	-	71,940
Issuance of common stock - net	368,233	36	1,850,466	-	1,850,502
Stock-based compensation expense	-	-	179,534	-	179,534

Balance - June 30, 2023	2,542,440	$255	$39,514,489	$(33,430,319)	$6,084,425

See accompanying Notes to Financial Statements

Amesite Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	June 30,	June 30,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(4,153,303)	$(9,059,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	682,483	875,604
Stock-based compensation expense	179,534	1,442,087
Value of common stock issued in exchange for consulting services	71,938	148,948
Changes in operating assets and liabilities which used cash:
Accounts Receivable	(455)	36,575
Prepaid expenses and other current assets	453,405	(260,695)
Accounts payable	(52,212)	77,918
Accrued compensation	(109,556)	(25,852)
Deferred revenue	(288,714)	9,472
Accrued and other liabilities	(32,296)	40,214
Net cash and cash equivalents (used) in operating activities	(3,249,176)	(6,715,652)

Cash Flows from Investing Activities
Purchase of property and equipment	(27,124)	(16,575)
Investment in capitalized software	(368,909)	(695,047)
Net cash and cash equivalents (used) in investing activities	(396,033)	(711,622)

Cash flows from Financing Activities
Issuance of common stock - net of issuance costs	1,850,503	3,869,550
Net cash and cash equivalents provided by financing activity	1,850,503	3,869,550
Net decrease in cash and cash equivalents	(1,794,706)	(3,557,724)
Cash and cash equivalents, beginning of period	7,155,367	10,713,091
Cash and cash equivalents, end of year	$5,360,661	$7,155,367

See accompanying Notes to Financial Statements

Amesite Inc.
Notes to Financial Statements

June 30, 2023 and 2022

Note 1 - Nature of Business

Amesite Inc. (the “Company”) was incorporated in November 2017. The Company is an artificial intelligence driven platform and course designer, that provides customized, high performance and scalable online products for schools and businesses. The Company uses artificial intelligence to provide a novel, mass customized experience to learners. The Company’s Customers include offerors in the university, business, k-12, museum, and other non-profit markets. The Company’s activities are subject to significant risks and uncertainties. The Company’s operations are considered to be in one segment.

In the prior year's financial statements, management disclosed conditions that raised substantial doubt about the Company's ability to continue as a going concern. Since then, significant changes have occurred in the Company's financial position and operations that have mitigated these concerns.

Additional Financing: Subsequent to the year-end, the Company successfully secured additional financing, thereby strengthening its liquidity position and ensuring the availability of necessary resources to meet both its short-term and long-term obligations.

Expense Reduction: Concurrently, the Company undertook a rigorous review of its operating structure and has implemented strategic expense reduction initiatives. These initiatives have resulted in a significant decrease in our operational expenses, further enhancing the Company's financial stability and outlook.

Based on these developments and the current financial position, management believes the conditions that raised substantial doubt about the Company's ability to continue as a going concern have been alleviated. As a result, management no longer has substantial doubt about the Company's ability to continue as a going concern for the foreseeable future.

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) that were insured by the FDIC at year end was $250,000.

The Company maintains a compensating balance of $157,500 in relation to its credit card facility at June 30, 2023. This balance is held as security and is a condition of our credit card agreement with the bank. Consequently, while this amount is included in the total cash and cash equivalents reported on the balance sheet, it is not readily available for general corporate use until the credit card obligation is fulfilled or the agreement is otherwise modified.

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

	June 30,	June 30,
	2023	2022
Beginning balance	$3,250,082	$2,650,422
Additions	368,909	599,660
Total cost	3,618,991	3,250,082
Accumulated amortization	2,840,545	2,183,408
Closing balance	$778,446	$1,066,674

Amortization expense for the years ended June 30, 2023 and 2022 was $657,137 and $845,629, respectively and included as part of “Technology and content development” in the Statements of Operations.

Future Estimated Amortization:

FY2024	$478,994
FY2025	$226,625
FY2026	72,827
Total	$778,446

Revenue Recognition

We generate our revenue from contractual arrangements with businesses, colleges and universities to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the year-end June 30, 2023 and 2022, we recognized revenue from contracts with Customers of $845,009 and $697,001, respectively, of which $0 and $26,900, respectively, related to services transferred at a point in time and the remainder related to services provided over time.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the Customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

We derive revenue from annual licensing arrangements, including maintenance fees, setup fees and other fees for course development and miscellaneous items. Our contracts with Customers generally have a one-year term. The promises to set up and provide a hosted platform of tightly integrated technology and services Customers need to attract, enroll, educate, and support students are not distinct within the context of the contracts. This performance obligation is satisfied as the Customers receive and consume benefits, which occurs ratably over the contract term.

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

We do not disclose the value of unsatisfied performance obligations because the consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). During the year ended June 30, 2023, five Customers comprised approximately 87% of total revenue. During the year ended June 30, 2022, three Customers comprised approximately 69% of total revenue.

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

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our Customers are private and public learning institutions across various domestic regions

●	The majority of our Customers have annual payment terms

The following table shows revenue from contracts with Customers by Customer type for the years ended June 30, 2023 and 2022, respectively.

Customer Type	2023	2022
Enterprise	$513,969	$579,664
University	331,040	97,337
K-12	-	20,000
Total	$845,009	$697,001

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of June 30, 2023 and 2022.

We may recognize revenue prior to billing a Customer when we have satisfied or partially satisfied our performance obligations as billings to our Customers may not be made until after the service period has commenced. As of June 30, 2023 and 2022, we do not have any contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the years ended June 30:

	2023	2022
Opening balance	$342,672	$333,200
Billings	556,295	706,473
Less revenue recognized from continuing operations	(845,009)	(697,001)
Closing balance	$53,958	$342,672

Revenue recognized during the years ended June 30, 2023 and 2022 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $311,806 and $315,590, respectively.

The deferred revenue balance as of June 30, 2023 is expected to be recognized over the next 12 months.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the year by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.

At June 30, 2023 and June 30, 2022, the Company had 758,079 and 410,167 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the years ended June 30, 2023 and 2022, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these years.

Stock-Based Compensation

We have issued four types of stock-based awards under our stock plans: stock options, restricted stock units, deferred stock units, and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatility of the Company’s stock prices. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 12 months from the closing date of the agreement. Stock warrants issued have a term of five years. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 4 and 6 in the Notes to Financial Statements.

Risks and Uncertainties

The Company operates in an industry subject to rapid change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, and other risks associated with an early-stage company, including the potential risk of business failure.

Note 3 - Property and Equipment

Property and equipment are summarized as follows:

	For the Years Ended June 30,
	2023	2022
Furniture and fixtures	$41,360	$36,960
Computer equipment	139,817	117,094
Total cost	181,177	154,054
Less accumulated depreciation	(92,211)	(66,864)
Closing balance	$88,966	$87,190

Depreciation expense for the years ended June 30, 2023 and 2022 was $25,348 and $29,975, respectively and included as part of “General and administrative expenses” in the Statements of Operations.

Note 4 - Common Stock

The Company’s preferred stock has a $.0001 par value.  5,000,000 shares have been authorized while no shares have been issued or are outstanding.

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

Following the Special Meeting, the board of directors approved a one-for-twelve (1-for-12) reverse split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On February 21, 2023, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation (the “Certificate of Amendment”) to affect the Reverse Stock Split. The Reverse Stock Split became effective as of 4:01 p.m. Eastern Time on February 21, 2023, and the Company’s common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on February 22, 2023.

The Reverse Stock Split did not change the par value of the Company's common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole post-Reverse Stock Split share. All outstanding securities entitling their holders to acquire shares of common stock were adjusted as a result of the Reverse Stock Split. All common share and per share data are retrospectively restated to give effect to the Reverse Stock Split for all periods presented herein.

On August 2, 2021, the Company entered into a purchase agreement (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, the Company may sell to Lincoln Park up to $16.5 million worth of common stock, par value $0.0001 per share, from time to time during the term of the Purchase Agreement, which ended on August 2, 2023. No shares were sold as part of this agreement.

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

Upon entering into the Purchase Agreement, the Company sold 63,260 shares of common stock to Lincoln Park as an initial purchase for a total purchase price of $1,500,000 (the “Initial Purchase”). The Company received net proceeds from the Initial Purchase of $1,360,000 after the payment of the Introductory Fee and offering costs. As consideration for Lincoln Park’s commitment to purchase up to $16.5 million of shares of common stock under the Purchase Agreement, the Company issued 12,726 shares of common stock to Lincoln Park. If Lincoln Park is requested to purchase additional shares during the term of the Purchase Agreement, the requested shares, (“Regular Purchase”), are limited based on the current share price of the Company’s common stock. If the average price is below $36.00 per share, the Company is limited to issuing 4,167 shares per request; if the share price is between $36.00 and $48.00 per share, the limit is 6,250 shares per request, if the share price is between $48.00 and $60.00, the limit is 8,334 shares per request, and if the share price is above $60.00, the limit is 12,500 shares per request. Requests for purchases are permitted daily as long as the Company’s stock price is above $6.00 per share. The price for such regular purchases will be the lower of: (i) the lowest closing price of the Company’s common stock on the purchase date for such Regular Purchase and (ii) the arithmetic average of the three (3) lowest closing prices of the Company’s common stock during the ten (10) consecutive business days immediately preceding. Additionally, the Company may instruct Lincoln Park to purchase additional shares of common stock that exceed the Regular Purchase limits (“Accelerated Purchase”). If the Company requests Lincoln Park to make an Accelerated Purchase, the price per share is discounted from average historical closing prices. No additional shares were sold to Lincoln Park in the year ended June 30, 2023.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has no value as of June 30, 2023 and June 30, 2022.

On October 19, 2021 and December 2, 2021, the Company issued 826 shares of its common stock totaling approximately $18,218 and 334 shares of its common stock totaling approximately $4,480 in value, respectively, to various consulting firms in exchange for strategic investor relations services. These shares vested immediately upon issuance. During the fourth quarter of fiscal year 2022, the Company issued 20,834 shares of its common stock totaling approximately $126,250 in value, respectively, to a consulting firm in exchange for strategic advisory and digital marketing services. These shares vested immediately upon issuance.

On February 11, 2022, the Company entered into an underwriting agreement with Laidlaw, as representative of the several underwriters, to issue and sell up to 286,459 shares of the Company’s common stock, at a public offering price of $9.60 per share. On February 14, 2022, the Company entered into an amended and restated underwriting agreement in order to increase the number of shares sold in the offering to 312,500. On February 16, 2022, the Company closed the offering, and sold 312,500 shares of common stock to Laidlaw for total gross proceeds of $3,000,000. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $2,509,550. In connection with the offering, the Company issued five (5) year warrants to the underwriter to purchase 15,625 common shares at an exercise price of $12.00.

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

On July 12, 2022, the Company issued 10,417 of its common stock totaling $61,250 in value to a consulting firm in exchange for strategic advisory and digital marketing services. These shares vested immediately upon issuance.

On September 1, 2022, the Company sold 348,485 shares of common stock for approximately $1.85 million, net of financing fees and expenses, and in a concurrent private placement, warrants to purchase an aggregate of 348,485 shares of common stock at an exercise price of $9.84 per share. The fair value of the warrants issued was approximately $953,460 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 94.90%; (ii) risk free interest rate of 3.54%; and (iii) expected life of the warrants of 5.5 years.

In connection with the offering, the Company issued five (5) year warrants to the underwriter to purchase 17,424 shares of common stock at an exercise price of $8.25 per share. The fair value of the warrants issued in connection with the offering was approximately $42,454 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 94.90%; (ii) risk free interest rate of 3.54%; and (iii) expected life of the warrants of 5 years. The warrants were fully vested on the date of grant and are included in offering costs.

Note 5 - Warrants

As of June 30, 2023 and June 30, 2022, there were 521,038 and 118,477 warrants outstanding, respectively. During the years ended June 30, 2023 and June 30, 2022, the Company issued 402,561 and 15,625 common stock warrants, respectively, to a placement agent related to fundraising and other advisory services. The warrants are fully vested, have a term of 5 years from closing date of the private placements and an exercise price of $9.84 and $12.00 per share respectively (see Note 4 for additional terms of the warrants).

Warrants	Number of Warrants
Outstanding at June 30, 2021	102,852
Granted	15,625
Outstanding at June 30, 2022	118,477
Granted	402,561
Outstanding at June 30, 2023	521,038

The Company measures the fair value of warrants using Black-Scholes Model. The fair value of the warrants issued during the year ended June 30, 2023 and June 30, 2022 was approximately $2,026,010 and $94,165, respectively, based on the following inputs and assumptions below.

	2023	2022
Volatility (percent)	94.90%	80.1%
Risk-free rate (percent)	3.54%	1.63%
Expected term (in years)	5.5	5

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

The Company has reserved 633,334 shares of common stock to be available for granting under the Plan.

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

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the year ended:

For the Years Ended June 30,
2022
Expected term (years)	7.00
Risk-free interest rate	0.12% - 2.2%
Expected volatility	46.3% - 93%
Dividend yield	0%

A summary of option activity for the years ended June 30, 2023 and 2022 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at June 30, 2021	268,510	23.25	8.34
Granted	10,752	21.12	9.26
Terminated	(15,663)	36.12	8.69
Outstanding and expected to vest at June 30, 2022	263,599	22.68	7.34
Granted	-	-	-
Terminated	(26,558)	31.20	7.85
Outstanding and expected to vest at June 30, 2023	237,041	21.73	6.39

The weighted-average grant-date fair value of options granted during the year ended June 30, 2022 was $21.12. The options contained time-based vesting conditions satisfied over one to ten years from the grant date. During the year ended June 30, 2022, the Company issued 10,752 options. During the year ended June 30, 2023 and 2022, no options were exercised, and 26,558 and 15,633 options were terminated.

On September 28, 2021, the Board approved certain stock awards to its board members in the form of stock options and restricted stock. The stock option awards are expected to vest ratably over twelve-month period from beginning September 28, 2021 through September 28, 2022. The restricted stock awards vested over a twelve-month period beginning July 1, 2021 through June 30, 2022. The total approved compensation was $172,702 in stock options and $600,000 in restricted stock. The number of options was determined based on the fair value of the Company’s share price as of the date of grant. The Company determined that there will be 28,090 of restricted shares issued upon vesting, based on the fair value of the Company’s share price on the grant date.

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

For the years ended June 30, 2023 and 2022, the Company recognized $179,534 and $1,442,087, in expense related to the Plan, respectively.

As of June 30, 2023, there was approximately $45,329 of total unrecognized compensation cost for employees and non-employees related to nonvested options. These costs are expected to be recognized through March 2026.

Note 7 - Income Taxes

For the year ended June 30, 2023 and prior periods since inception, the Company’s activities have not generated taxable income. A valuation allowance has been recorded on tax loss carryforwards and other deferred tax assets. Accordingly, the Company has not recognized any current or deferred income tax expense or benefit for the years ended June 30, 2023 and 2022.

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	For the Years Ended June 30,
	2023	2022
Income tax, at applicable federal tax rate	$(872,194)	$(1,894,858)

State income tax	(207,665)	(451,344)
Change in valuation allowance	1,069,422	2,440,991
Permanent differences	10,436	125,216
Prior period adjustment		(220,005)
	$-	$-

The details of the net deferred tax asset are as follows:

	For the Years Ended June 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$6,292,000	$6,000,166
Stock-based compensation	818,755	771,816
Capitalization of start-up costs for tax purposes	104,596	114,800
Depreciation	10,150	3,560
Accrued payroll	16,770	35,559
Deferred revenues	14,029	17,255
Charitable contributions	4,049	3,913
Gross deferred tax assets	7,260,360	6,947,069
Valuation allowance recognized for deferred tax assets	(7,057,954)	(6,666,179)
Net deferred tax assets	202,396	280,890
Deferred tax liabilities:
Capitalized software	(202,396)	(280,890)
Gross deferred tax liabilities	(202,396)	(280,890)
Net deferred tax assets	-	-

The Company has approximately $24.2 million of net operating loss carryforwards for federal and $24.2 million for state, available to reduce future income taxes. Of the $24.2 million of federal net operating losses, approximately $17,000 will expire in 2037 and the balance can be utilized indefinitely but will be limited to 80% utilization. The state net operating losses will begin to expire in 2027. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets, as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. The Company does not have any uncertain tax positions. The net operating loss carryforwards may be subject to an annual limitation as a result of a change of ownership as defined under Internal Revenue Code Section 382. Tax years 2019-2022 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

Note 8 - Subsequent Events

The company has evaluated subsequent events through October 6, 2023. No material subsequent events have been identified that would require adjustments to or disclosures in the financial statements as of and for the years ended June 30, 2023 and 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. No material weaknesses were identified.

In the prior year, we identified certain material weaknesses in our internal control over financial reporting in the areas of risk assessment, control activities, and monitoring activities. We have since taken significant measures to address and correct those deficiencies including formalizing our risk assessment process, implementing revised control activities and control documentation, and strengthening process controls regarding ongoing monitoring activities related to internal controls over financial reporting.

Our CEO and CFO have evaluated the effectiveness of the company's internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, they have concluded that our internal control over financial reporting was effective as of the end of the period covered by this report, and that the previously reported material weaknesses have been adequately addressed and remediated.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

(b) Exhibits

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		S-1	333-248001	2.1	9/4/2020
2.2	Form of Agreement and Plan of Merger and Reorganization, dated July 14, 2020, by and between Amesite Operating Company, a Delaware corporation, and Amesite Inc., a Delaware corporation		S-1	333-248001	2.2	9/4/2020
3.1	Certificate of Merger of Lola One Acquisition Sub, Inc. with and into Amesite OpCo (then known as Amesite Inc.)		S-1	333-248001	3.1	9/4/2020
3.2	Form of Certificate of Merger relating to the merger of Amesite Inc. with and into Amesite Operating Company, to be filed with the Secretary of State of the State of Delaware.		S-1	333-248001	3.2	9/4/2020
3.3	Amended and Restated Certificate of Incorporation, as currently in effect.		S-1	333-248001	3.3	9/4/2020
3.4	Amended and Restated Certificate of Incorporation of Amesite Parent, as currently in effect.		S-1	333-248001	3.4	9/4/2020
3.5	Second Amended and Restated Certificate of Incorporation, to be in effect after the completion of the Reorganization.		S-1	333-248001	3.5	9/4/2020
3.6	Bylaws, as currently in effect.		S-1	333-248001	3.6	9/4/2020
3.7	Amended and restated Bylaws, to be in effect after the completion of the Reorganization.			333-248001	3.7	9/4/2020
3.8	Certificate of Incorporation of the Registrant.		10-Q		3.1	11/16/2020
3.9	Bylaws of the Registrant.		10-Q		3.2	11/16/2020
3.10	Certificate of Designations of Series A Preferred Stock, dated January 13, 2023		8-K	001-39533		1/13/2023
3.11	Certificate of Amendment to Certificate of Incorporation of Amesite Inc. dated February 16, 2023		8-K	001-39533	3.1	2/21/2023
4.1	Form of Warrant			001-39533	4.1	9/1/2022
4.2	Form of Placement Agent Warrant			001-39533	4.2	9/1/2022
4.3	Description of Registrant’s Securities	X
10.1	Form of Subscription Agreement.		S-1	333-248001	10.1	9/4/2020
10.2	Form of Registration Rights Agreement		S-1	333-248001	10.2	9/4/2020
10.3	Form of Amended and Restated Registration Rights Agreement, dated February 14, 2020.		S-1	333-248001	10.3	9/4/2020
10.4	Form of Amended and Restated Registration Rights Agreement, dated April 14, 2020.		S-1	333-248001	10.4	9/4/2020
10.5	Form of Purchase Agreement		S-1	333-248001	10.5	9/4/2020
10.6	Form of Unsecured Convertible Promissory Note		S-1	333-248001	10.6	9/4/2020

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
10.7+	2017 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization		S-1	333-248001	10.7	9/4/2020
10.8+	2018 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization.		S-1	333-248001	10.8	9/4/2020
10.9+	Employment Agreement dated as of November 14, 2017 by and between Amesite Operating Company and Ann Marie Sastry, Ph.D.		S-1	333-248001	10.9	9/4/2020
10.10	Lease Agreement dated as of November 13, 2017 by and between Amesite Operating Company and 205-207 East Washington, LLC.		S-1	333-248001	10.10	9/4/2020
10.11+	Employment Agreement dated as of April 27, 2018 by and between the Company and Ann Marie Sastry.		S-1	333-248001	10.11	9/4/2020
10.12+	Executive Agreement, effective as of June 1, 2020, by and between the Company and Ann Marie Sastry.		S-1	333-248001	10.12	9/4/2020
10.13	Form of Lock-up Agreement		S-1	333-248001	10.13	9/4/2020
10.14	Consulting Agreement by between the Company and Richard DiBartolomeo		S-1	333-248001	10.14	9/4/2020
10.15+	Employment Offer Letter, dated July 14, 2020, by and between the Company and Richard DiBartolomeo		S-1	333-248001	10.15	9/4/2020
10.16+	Kern Employment Letter, Dated January 31, 2021		8-K	001-39533	10.1	2/4/2021
10.17	Purchase Agreement, dated as of August 2, 2021, between Amesite, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-39533	10.1	8/6/2021
10.18	Registration Rights Agreement, dated as of August 2, 2021, between Amesite, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-39533	10.2	8/6/2021
10.19	Form of Senior Indenture		S-3	333-260666	4.2	11/1/2021
10.20	Form of Subordinated Indenture		S-3	333-260666	4.3	11/1/2021
10.21	Corrao Employment Agreement, dated as of December 15, 2021		8-K	001-39533	10.1	12/21/2021
10.22	Amended and Restated Underwriting Agreement, dated February 12, 2022, by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters listed in Schedule I thereto.		8-K	001-39533	1.1	2/16/2022
10.23	Form of Underwriter’s Warrant		8-K		4.1	2/16/2022
10.24	Master Services Agreement, dated as of August 26, 2022, by and between the Company and NAFEO		8-K	001-39533	1.1	8/29/2022
10.25	Form of Securities Purchase Agreement		8-K	001-39533	10.1	9/1/2022
10.26	Form of Placement Agency Agreement		8-K	001-39533	10.2	9/1/2022
10.27	Form of Lock-Up Agreement		8-K	001-39533	10.3	9/1/2022

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
10.28+	Farrell CFO Agreement		8-K	001-39533	10.1	12/15/2022
10.29	Subscription and Investment Representation Agreement		8-K	001-39533	10.1	1/13/2023
10.30+	First Amendment to Amesite Inc. 2018 Equity Incentive Plan		8-K	001-39533	10.1	2/21/2023
16.1	Letter from Deloitte & Touche LLP dated February 2, 2023		8-K	001-39533	16.1	2/2/2023
23.1	Consent of Deloitte & Touche LLP	X
23.2	Consent of Turner, Stone & Company, L.L.P	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: October 6, 2023	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Marie Sastry, Ph.D.	Chief Executive Officer, President and Chairman of the Board	October 6, 2023
Ann Marie Sastry, Ph.D.	(Principal Executive Officer)

/s/ Sherlyn W. Farrell	Chief Financial Officer	October 6, 2023
Sherlyn W. Farrell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony M. Barkett	Director	October 6, 2023
Anthony M. Barkett

/s/ Barbie Brewer	Director	October 6, 2023
Barbie Brewer

/s/ Michael Losh	Director	October 6, 2023
Michael Losh

/s/ Richard T. Ogawa	Director	October 6, 2023
Richard T. Ogawa

/s/ Gilbert S. Omenn, M.D., Ph.D.	Director	October 6, 2023
Gilbert S. Omenn, M.D., Ph.D.

/s/ George Parmer	Director	October 6, 2023
George Parmer