Form 10-Q
period 2023-09-30
Amesite Inc.
filed 2023-11-13
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

There were 2,542,440 shares of the registrant’s common stock issued and outstanding as of November 10, 2023.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

September 30, 2023

Amesite Inc.

Amesite, Inc.

Balance Sheets (unaudited)

	September 30, 2023	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$4,636,682	$5,360,661
Accounts receivable	18,750	15,000
Prepaid expenses and other current assets	76,469	106,679
Total current assets	4,731,901	5,482,340

Noncurrent Assets
Property and equipment - net	82,629	88,966
Capitalized software - net	697,625	778,446
Total noncurrent assets	780,254	867,412

Total assets	$5,512,155	$6,349,752

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable	$78,890	$70,070
Accrued and other current liabilities:
Accrued compensation	105,900	64,500
Deferred revenue	24,375	53,958
Other accrued liabilities	54,160	76,799
Total current liabilities	263,325	265,327

Stockholders equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,542,440 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively.	255	255
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and June 30, 2023	0	0
Additional paid-in capital	39,569,587	39,514,489
Accumulated earnings deficit	(34,321,012)	(33,430,319)
Total stockholders equity	5,248,830	6,084,425
Total liabilities and stockholders equity	$5,512,155	$6,349,752

See accompanying Notes to Financial Statements

Amesite, Inc.

Statements of Operations (unaudited)

	Three Months Ended
	September 30,
	2023	2022

Net Revenue	$63,333	$280,282

Operating Expenses
General and administrative expenses	438,262	976,320
Technology and content development	333,434	480,775
Sales and marketing	241,627	405,445
Total operating expenses	1,013,323	1,862,540

Loss from Operations	(949,990)	(1,582,258)

Other Income (Expense)
Interest income	59,297	5,451
Other expense	-	(531)
Total other income	59,297	4,920

Net Loss	$(890,693)	$(1,577,338)

Earnings per Share
Basic and diluted loss per share	$(0.35)	$(0.69)
Weighted average shares outstanding	2,542,440	2,285,031

See accompanying Notes to Financial Statements.

Amesite, Inc.

Statement Of Stockholders Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2022	2,166,124	$217	$37,412,551	$(29,277,016)	$8,135,752
Net loss	-	-	-	(1,577,338)	(1,577,338)
Issuance of common stock for consulting services	10,417	1	61,249	-	61,250
Issuance of common stock	348,485	35	1,850,466	-	1,850,501
Stock-based compensation expense	-	-	175,779	-	175,779
Balance - September 30, 2022	2,525,025	$253	$39,500,045	$(30,854,354)	$8,645,944

Balance - July 1, 2023	2,542,440	$255	$39,514,489	$(33,430,319)	$6,084,425
Net loss	-	-	-	(890,693)	(890,693)
Stock-based compensation expense	-	-	55,098	-	55,098
Balance - September 30, 2023	2,542,440	$255	$39,569,587	$(34,321,012)	$5,248,830

See accompanying Notes to Financial Statements.

Amesite, Inc.

Statements Of Cash Flows (unaudited)

	Three Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(890,693)	$(1,577,338)
Adjustments to reconcile change in net loss to net cash used in operating activities:
Depreciation and amortization	152,358	187,036
Stock-based compensation expense	55,098	175,779
Value of common stock issued in exchange for consulting services	-	61,250
Changes in operating assets and liabilities which used cash:
Accounts Receivable	(3,750)	(51,531)
Prepaid expenses and other current assets	30,210	399,281
Accounts payable	8,820	(88,381)
Accrued compensation	41,400	48,076
Deferred revenue	(29,583)	(1,002)
Accrued and other liabilities	(22,639)	37,064
Net cash and cash equivalents used in operating activities	(658,779)	(809,766)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(2,861)
Investment in capitalized software	(65,200)	(109,537)
Net cash and cash equivalents used in investing activities	(65,200)	(112,398)

Cash flows from Financing Activity
Issuance of common stock - net of issuance costs	-	1,850,501
Net cash and cash equivalents provided by financing activity	0	1,850,501

Net (decrease) increase in cash and cash equivalents	(723,979)	928,337
Cash and cash equivalents - Beginning of period	5,360,661	7,155,367
Cash and cash equivalents - End of period	$4,636,682	$8,083,704
Significant Noncash Transactions:
Issuance of common stock in exchange for consulting services	-	61,250

The accompanying notes are an integral part of these unaudited consolidated financial statements

Amesite Inc.

Notes to Condensed Financial Statements

September 30, 2023 and 2022

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

In the opinion of management, the condensed financial statements of the Company as of September 30, 2023 and 2022 and for the three months ended September 30, 2023 and 2022 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These financial statements should be read together with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.

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

Capitalized Software Costs

The Company capitalizes costs incurred in the development of software for its Customers, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software.

The Company capitalized software of $65,200 and $109,775 and recognized amortization expense of $146,021 and $180,659 for the three months ended September 30, 2023 and 2022, respectively.

The following table summarizes capitalized software balances and amortization for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Beginning balance, gross	$3,618,990	$3,250,081
Additions	65,200	109,775
Ending balance, gross	3,684,190	3,359,618
Accumulated amortization	(2,986,565)	(2,364,066)
Closing balance, net	$697,625	$995,552

Revenue Recognition

We generate our revenue from contractual arrangements with businesses, colleges and universities to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the three months ended September, 2023 and 2022, we recognized revenue from contracts with Customers of $63,333 and $280,282, respectively, related to services provided over time.

Performance Obligations and Timing of Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. This performance obligation is satisfied as the partners receive and consume benefits, which occur ratably over the contract term.

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

We also receive fees that are fixed in nature, such as annual license and maintenance charges, in place of or in conjunction with variable consideration. The fees are recognized ratably over the service period of the contract that the Company’s platform is made available to the customer (i.e., the customer simultaneously receives and consumes the benefit of the software over the contract service period).

For the three months ended September 30, 2023 and 2022, all revenue recognized has been recognized over the related contract periods. For the three months ended September 30, 2023, one Customer represents 24% and four represent 18% each of total revenue.

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable and deferred revenue liabilities. Accounts receivable is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. There was no allowance for doubtful accounts on accounts receivable balances as of September 30, 2023 or June 30, 2023.

We may recognize revenue prior to billing a Customer when we have satisfied or partially satisfied our performance obligations as billings to our Customers may not be made until after the service period has commenced. As of September 30, 2023 and June 30, 2023, we do not have any such contract assets.

Deferred revenue as of each balance sheet date represent the excess of amounts billed or received as compared to amounts recognized in revenue on our statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed balance sheets. Payments received prior to the completion of the service period for our performance obligations or as annual license fees are recorded as deferred revenue until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

The following table provides information on deferred revenue balances and changes for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Opening balance of deferred revenue	$53,948	$342,672
Plus billings	33,750	216,500
Less revenue recognized	(63,323)	(217,502)
Closing balance of deferred revenue	$24,375	$341,670

Revenue recognized during the three months ended September 30, 2023 and 2022 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $26,250 and $175,000, respectively.

The deferred revenue balance as of September 30, 2023 is expected to be recognized over the next 7 months.

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

Net Loss per Share

At September 30, 2023 and June 30, 2023, the Company had 757,315 and 758,079 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the three months ended September 30, 2023 and 2022, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Subsequent Events

The Company evaluated subsequent events through the date of this Form 10-Q and has determined that no events have occurred that would require recognition or disclosure in the financial statements.

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

No options were granted for the three months ended September 30, 2023 or 2022.:

A summary of options terminated in the three months ended September 30, 2023 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2023	237,041	21.73	6.39
Terminated	(764)	(21.73)	(7.76)
Outstanding and expected to vest at September 30, 2023	236,277	21.72	6.14

For the three months ended September 30, 2023 and 2022, the Company recovered $7,402 and $16,421, in expense related to Plan terminations, respectively.

Beginning in January 2022, Board of Directors compensation at the rate of $305,500 annually was implemented with Directors opting for receipt via stock options under the Equity Incentive Plan or cash. For the three months ended September 30, 2023, $62,500 in deferred stock units were awarded.

As of September 30, 2023, there was approximately $52,731 of total unrecognized compensation cost for employees and non-employees related to nonvested options. These costs are expected to be recognized through December 2026.

Note 4 - Warrants

As of September 30, 2023 and June 30, 2023, there were 521,038 warrants outstanding.

The Company measures the fair value of warrants using Black-Scholes Model.

Note 5 - Income Taxes

For the three months ended September 30, 2023 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the three months ended September 30, 2023 and 2022.

The Company has approximately $24.9 million of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on October 6, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended September 30, 2023 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP, and requirements of the SEC. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $890,693 for the three months ended September 30, 2023, and we incurred a net loss of $34.3 million for the period from November 14, 2017 (date of incorporation) to September 30, 2023.

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective, and susceptible to change. Based on their current forecast, management believes that it will have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements.

Reverse Split of Stock

On February 15, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the stockholders also approved a proposal to amend the Company’s certificate of incorporation to affect a reverse split of the Company’s outstanding shares of common stock, par value $0.0001 at a specific ratio within a range of one-for five (1-for-5) to a maximum of one-for-fifty (1-for-50) to be determined by the Company’s board of directors in its sole discretion.

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

Cash, Cash Equivalents, including US Treasury Market Fund:

As of September 30, 2023 and June 30, 2023 our cash and cash equivalents totaled $4.6 million and $5.4 million respectively with the majority invested in a short-term US Treasury Fund returning 5%. The Fund is invested in US Treasuries with a 7-day liquidity.

The decision to allocate funds to the short-term US Treasury Fund is based on our investment strategy, which prioritizes liquidity and stability while receiving current rate returns. The returns from the fund for the three months ended September 30 were 5% and in line with our expectations and the broader market trends for similar investment vehicles.

We continuously monitor our investment portfolio, considering market conditions and our liquidity needs, ensuring alignment with our broader financial strategy and risk tolerance.

Internally-Developed Capitalized Software

We capitalize certain costs related to the development of software for our Customers, primarily consisting of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three years.

The Company capitalized software of $65,200 and $109,775 and recognized amortization expense of $146,021 and $180,659 for the three months ended September 30, 2023 and 2022, respectively.

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

We have recorded accounts receivable of $18,750 and $15,000 as of September 30, 2023 and June 30, 2023 respectively and have set up deferred revenue liabilities at the end of each period to reflect performance obligations to be performed in future periods for our services delivered over time. Future obligations related to deferred revenue totaled $24,375 and $53,958 as of September 30, 2023 and June 30, 2023 respectively.

The majority of our Customers are private and public learning institutions across various domestic regions. For the three months ended September 30, 2023, five Customers comprised approximately 95% of total revenue.

Results of Operations

Revenue

We generated revenues of $63,333 for the three months ended September 30, 2023 as compared to $280,282 for the three months ended September 30, 2022. The revenue decrease compared to the prior year for the three months ended September, 2023 reflects the completion of the earning cycle for several large multi-year clients in the fiscal year ended June 30, 2023.

Stock-Based Compensation

We issue four types of stock-based awards under our stock plans: stock options, restricted stock units, deferred stock units, and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatility of the Company’s stock prices. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 12 months from the closing date of the agreement. Stock warrants issued have a term of five years. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 3 in the Notes to Financial Statements.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expenses also include professional fees and other corporate expenses.

General and administrative expenses for the three months ended September 30, 2023 were $438,262 as compared to $976,320 for the three months ended September 30, 2022, a savings of 55%. The decrease between the three-month periods is primarily due to savings in the areas of personnel and contractor costs; professional fees; insurance premiums; travel, and general office expenses.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended September 30, 2023 were $333,434 as compared to $480,775 for the three months ended September 30, 2022, a savings of 31%. The decrease between the three-month periods in technology is principally related to reductions in contractor expenses and a reduction in capitalized software amortizations.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract Customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended September 30, 2023 were $241,627 as compared to $405,445 for the three months ended September 30, 2022, a savings of 40%. The decrease between the three-month periods in sales and marketing are principally related to savings with outside vendors and more effective lead generation.

Interest Income

For the three months ended September 30, 2023, interest income totaled $59,297 as compared to interest income of $5,451 for the three months ended September 30, 2022 reflecting the implementation of our short-term US Treasury fund investment strategy.

Net Loss

Our net loss for the three months ended September 30, 2023 was $890,693 as compared to a net loss for the three months ended September 30, 2022 of $1,577,338. The loss was substantially lower during the three months ended September 30, 2023 compared to 2022 reflecting the expense savings and investment account earnings discussed above.

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

As of September 30, 2023, our cash and cash equivalent balance totaled $4.6 million.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K.

Item 2. Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Bylaws of the Registrant	10-Q	001-39553	3.2	November 16, 2020

31.1*	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

AMESITE INC.

Date: November 13, 2023	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Sherlyn W. Farrell
Sherlyn W. Farrell
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)