Form 10-Q
period 2023-12-31
Amesite Inc.
filed 2024-02-14
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

or

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

There were 2,542,440 shares of the registrant’s common stock issued and outstanding as of February 14, 2024.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

December 31, 2023

Amesite Inc.

Amesite, Inc.

Condensed Balance Sheets (unaudited)

	December 31, 2023	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$3,663,463	$5,360,661
Accounts receivable	-	15,000
Prepaid expenses and other current assets	194,100	106,679
Total current assets	3,857,563	5,482,340

Noncurrent Assets
Property and equipment - net	77,458	88,966
Capitalized software - net	617,295	778,446
Total noncurrent assets	694,753	867,412

Total assets	$4,552,316	$6,349,752

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$64,827	$70,070
Accrued and other current liabilities:
Accrued compensation	39,100	64,500
Deferred revenue	13,125	53,958
Other accrued liabilities	58,912	76,799
Total current liabilities	175,964	265,327

Stockholders’ equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,542,440 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively.	255	255
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and June 30, 2023	0	0
Additional paid-in capital	39,602,720	39,514,489
Accumulated earnings deficit	(35,226,623)	(33,430,319)
Total stockholders’ equity	4,376,352	6,084,425

Total liabilities and stockholders’ equity	$4,552,316	$6,349,752

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net Revenue	$41,443	$237,139	$104,776	$517,421

Operating Expenses
General and administrative expenses	443,801	316,348	882,063	1,292,668
Technology and content development	331,224	431,087	664,658	912,274
Sales and marketing	222,502	201,696	464,129	606,728
Total operating expenses	997,527	949,131	2,010,850	2,811,670

Loss from Operations	(956,084)	(711,992)	(1,906,074)	(2,294,249)

Other Income (Expense)
Interest income	50,473	12,508	109,770	17,959
Other expense	-	-	-	(531)
Total other income	50,473	12,508	109,770	17,428

Net Loss	$(905,611)	$(699,484)	$(1,796,304)	$(2,276,821)

Earnings per Share
Basic and diluted loss per share	$(.036)	$(0.28)	$(0.71)	$(0.95)
Weighted average shares outstanding	2,542,440	2,525,464	2,542,440	2,405,247

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statement Of Stockholders’ Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2022	2,166,124	$217	$37,412,551	$(29,277,016)	$8,135,752
Net loss	-	-	-	(1,577,338)	(1,577,338)
Issuance of common stock for consulting services	10,417	1	61,249	-	61,250
Issuance of common stock	348,485	35	1,850,466	-	1,850,501
Stock-based compensation expense	-	-	175,779	-	175,779
Balance - September 30, 2022	2,525,025	$253	$39,500,045	$(30,854,354)	$8,645,944
Net loss	-	-	-	(699,484)	(699,484)
Issuance of common stock for consulting services	3,667	1	10,689	-	10,690
Stock-based compensation expense	-	-	(77,900)	-	(77,900)
Balance - December 31, 2022	2,528,692	$254	$39,432,834	$(31,553,838)	$7,879,250

Balance - July 1, 2023	2,542,440	255	39,514,489	(33,430,319)	6,084,425
Net loss	-	-	-	(890,693)	(890,693)
Stock-based compensation expense	-	-	55,098	-	55,098
Balance - September 30, 2023	2,542,440	$255	$39,569,587	$(34,321,012)	$5,248,830
Net loss	-	-	-	(905,611)	(905,611)
Stock-based compensation expense	-	-	33,133	-	33,133
Balance - December 31, 2023	2,542,440	$255	$39,602,720	$(35,226,623)	$4,376,352

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statements Of Cash Flows (unaudited)

	Six Months Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(1,796,304)	$(2,276,821)
Adjustments to reconcile change in net loss to net cash used in operating activities:
Depreciation and amortization	292,025	362,340
Stock-based compensation expense	88,232	97,879
Value of common stock issued in exchange for consulting services	-	71,940
Changes in operating assets and liabilities which used cash:
Accounts Receivable	15,000	(90,440)
Prepaid expenses and other current assets	(87,421)	298,860
Accounts payable	(5,244)	(9,422)
Accrued compensation	(25,400)	(137,856)
Deferred revenue	(40,833)	(65,932)
Accrued and other liabilities	(17,887)	(87,110)
Net cash and cash equivalents used in operating activities	(1,577,832)	(1,836,562)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,166)	(2,861)
Investment in capitalized software	(118,200)	(175,209)
Net cash and cash equivalents used in investing activities	(119,366)	(178,070)

Cash flows from Financing Activity
Issuance of common stock - net of issuance costs	-	1,850,501
Net cash and cash equivalents provided by financing activity	-	1,850,501

Net decrease in cash and cash equivalents	(1,697,198)	(164,131)
Cash and cash equivalents - Beginning of period	5,360,661	7,155,367
Cash and cash equivalents - End of period	$3,663,463	$6,991,236

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Notes to Condensed Financial Statements

December 31, 2023 and 2022

Note 1 - Nature of Business

Amesite Inc. (the “Company”) was incorporated in November 2017. The Company is an artificial intelligence driven platform and course designer, which provides customized, high performance and scalable online products for schools and businesses. The Company uses machine learning to provide a novel, mass customized experience to learners. The Company’s Customers are businesses, universities and colleges, and K-12 schools. The Company’s activities are subject to significant risks and uncertainties. The Company’s operations are considered to be in one segment.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). The Company has a fiscal year with a June 30 year end.

In the opinion of management, the condensed financial statements of the Company as of December 31, 2023 and 2022 and for the six months ended December 31, 2023 and 2022 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Capitalized Software Costs

The Company capitalizes costs incurred in the development of software for its Customers, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The following table reflects the Company’s capitalized software, amortization expense, and accumulated amortization for the six months ended December 31, 2023 and 2022, respectively.

	Six Months Ended December 31,
Capitalized Software Costs	2023	2022
Beginning capitalized software	3,618,990	3,250,081
Additions	118,200	175,209
Ending capitalized software	3,737,190	3,425,290

Beginning accumulated amortization	2,840,544	2,183,407
Amortization expense	279,351	349,666
Ending accumulated amortization	3,119,895	2,533,073

Capitalized software - net	617,295	892,217

Revenue Recognition

We generate our revenue from contractual arrangements with businesses, colleges and universities to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the six months ended December 31, 2023 and 2022, we recognized revenue from contracts with Customers of $105,000 and $517,000, respectively, related to services provided over time.

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

For the six months ended December 31, 2023 and 2022, all revenue recognized has been recognized over the related contract periods. For the six months ended December 31, 2023, two Customers represent 21% each, one represents 18%, and one represents 14% of total revenue.

Accounts Receivable, Contract Assets, and Deferred Liabilities

Balance sheet items related to contracts consist of accounts receivable (net), contract assets, and deferred liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of December 31, 2023 or June 30, 2023.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of December 31, 2023 we had $7,500 of contract assets.

Deferred liabilities as of each balance sheet date represent the excess of amounts billed or received as compared to amounts recognized in revenue on our condensed statements of operations as of the end of the reporting period, and such amounts are reflected as a current liability on our condensed balance sheets as deferred revenue. We generally receive payments prior to completion of the service period and our performance obligations. These payments are recorded as deferred liability until the services are delivered or until our obligations are otherwise met, at which time revenue is recognized.

Some contracts also involve annual license fees, for which upfront amounts are received from customers. In these contracts, the license fees received in advance of the platform’s launch are recorded as deferred liabilities.

The following table provides information on the changes in the balance of deferred liabilities for the six months ended December 31:

	2023	2022
Opening balance	$53,958	$342,672
Billings	63,750	451,490
Less revenue recognized (net of cancellations):	(104,583)	(517,422)
Closing balance	$13,125	$276,740

Revenue recognized during the six months ended December 31, 2023 and 2022 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $40,800 and $207,000, respectively.

The deferred revenue balance as of December 31, 2023 is expected to be recognized over the next 12 months.

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

Net Loss per Share

At December 31, 2023 and June 30, 2023, the Company had 753,641 and 758,079 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the six months ended December 31, 2023 and 2022, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

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

Note 3 - Stock-Based Compensation

The Company’s Equity Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and deferred stock units to officers, employees, directors, consultants, agents, and independent contractors of the Company. The Company believes that such awards align the interests of its employees, directors, and consultants with those of its stockholders.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over four years from the grant date and generally have ten-year contractual terms. Certain option awards provide for accelerated vesting (as defined in the Plan).

The Company estimates the fair value of each option award using a Black Scholes Model (“BSM”). Expected volatilities are based on historical volatility of comparable companies. The Company uses historical data to estimate option exercise within the valuation model or estimates the expected option exercise when historical data is unavailable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

No options were granted for the six months ended December 31, 2023 or 2022. As of December 31, 2023, there were approximately $58,000 of total unrecognized compensation costs for employees and non-employees related to nonvested options. These costs are expected to be recognized through December 2026.

A summary of options terminated, as well as those that vested, in the six months ended December 31, 2023 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2023	237,041	$21.73	6.39
Terminated	(6,355)	$16.47	5.24
Additional vesting	1,917	$28.58	7.08
Outstanding and expected to vest at December 31, 2023	232,603	$21.93	5.92

On September 29, 2021, the board of directors approved changes to our director compensation program for fiscal year 2022 and beyond. The board instituted an annual cash retainer for directors in an amount of $48,000 per director with an additional retainer for the chair of our Compensation Committee and Audit Committee of $7,500 and $10,000, respectively. Directors can choose to receive deferred stock units in lieu of cash payments. For the six months ended December 31, 2023, $125,000 in deferred stock units were awarded and $27,750 in cash compensation was accrued.

As of December 31, 2023, the Company has 579,331 shares of common stock available for granting under the Plan.

Note 4 – Warrants

As of December 31, 2023 and June 30, 2023, there were 521,000 warrants outstanding.

The Company measures the fair value of warrants using Black-Scholes Model. No warrants have been issued during the six months ended December 31, 2023. The fair value of the warrants issued during the year ended June 30, 2023 was approximately $2,026,010 using a volatility of 94.9%, risk-free rate of 3.54%, and an expected term of 5.5 years.

Note 5 - Income Taxes

For the six months ended December 31, 2023 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the six months ended December 31, 2023 and 2022.

The Company has approximately $25.4 million of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

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

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the six months ended December 31, 2023 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP, and the requirements of the SEC. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $1,796,000 for the six months ended December 31, 2023, and we incurred a net loss of $35.2 million for the period from November 14, 2017 (date of incorporation) to December 31, 2023.

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

Cash, Cash Equivalents, including US Treasury Market Fund

As of December 31, 2023 and June 30, 2023 our cash and cash equivalents totaled $3.7 million and $5.4 million respectively with the majority invested in a short-term US Treasury Fund returning approximately 5%. The Fund is invested in US Treasuries with a 7-day liquidity. The decision to allocate funds to the short-term US Treasury Fund is based on our investment strategy, which prioritizes liquidity and stability while receiving current rate returns. The returns from the fund for the six months ended December 31, 2023 were 5% and in line with our expectations and the broader market trends for similar investment vehicles. We continuously monitor our investment portfolio, considering market conditions and our liquidity needs, ensuring alignment with our broader financial strategy and risk tolerance.

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

The Company capitalized software of $118,000 and $175,000 and recognized amortization expense of $279,000 and $350,000 for the six months ended December 31, 2023 and 2022, respectively.

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

We have recorded accounts receivable of $0 and $15,000 as of December 31, 2023 and June 30, 2023, respectively. We have set up deferred revenue liabilities at the end of each period to reflect performance obligations to be performed in future periods for our services delivered over time. Future obligations related to deferred revenue totaled $13,000 and $54,000 as of December 31, 2023 and June 30, 2023 respectively.

The majority of our Customers are private and public learning institutions across various domestic regions. For the six months ended December 31, 2023, five Customers comprised approximately 85% of total revenue.

Results of Operations

Revenue

We generated revenues of $105,000 for the six months ended December 31, 2023 as compared to $517,000 for the six months ended December 31, 2022.

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

General and administrative expenses for the six months ended December 31, 2023 were $882,000 as compared to $1,293,000 for the six months ended December 31, 2022. The decrease reflects deliberate cost reductions, including reductions in headcount and associated administrative costs. These reductions were made possible by completion of certain features and platform capabilities that require less staffing to maintain than to build.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the six months ended December 31, 2023 were $664,000 as compared to $912,000 for the six months ended December 31, 2022. The decrease is also principally related to reductions in headcount and associated administrative costs, reflecting the completion of certain learning programs that are now offered by our customers and require less staffing to maintain than to build.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract Customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the six months ended December 31, 2023 were $464,000 as compared to $607,000 for the six months ended December 31, 2022. The decrease is principally related to refinement of sales and marketing processes to those that focus messaging directly to our key markets and offer improved lead generation. We have seen increases in marketing qualified leads (MQLs) in both periods, while reducing the overall sales and marketing spends.

Interest Income

For the six months ended December 31, 2023, interest income totaled $110,000 as compared to interest income of $18,000 for the six months ended December 31, 2022 reflecting raising interest rates on short-term money market investments.

Net Loss

Our net loss for the six months ended December 31, 2023 was $1,796,000 as compared to a net loss for the six months ended December 31, 2022 of $2,277,000. The loss was substantially lower during the six months ended December 31, 2023 compared to 2022 as a result of deliberate cost savings measures described above, as we have launched capabilities that are now maintainable and lower cost, adjusted our headcount to reflect the reduced need for staffing, and improved our sales and marketing efficiency with more targeted, effective messaging.

Capital Expenditures

During the six months ended December 31, 2023 and 2022, we had capital asset additions of $118,000 and $175,000 in capitalized technology and content development. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

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

As of December 31, 2023, our cash and cash equivalent balance totaled $3.66 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Bylaws of the Registrant	10-Q	001-39553	3.2	November 16, 2020

31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 is formatted in Inline XBRL					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMESITE INC.

Date: February 14, 2024	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Sherlyn W. Farrell
Sherlyn W. Farrell
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)