Form 10-Q
period 2024-03-31
Amesite Inc.
filed 2024-05-10
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

There were 2,542,440 shares of the registrant’s common stock issued and outstanding as of May 10, 2024.

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

March 31, 2024

Amesite Inc.

Amesite, Inc.

Condensed Balance Sheets (unaudited)

	March 31, 2024	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$2,972,531	$5,360,661
Accounts receivable	-	15,000
Prepaid expenses and other current assets	180,155	106,679
Total current assets	3,152,686	5,482,340

Noncurrent Assets
Property and equipment - net	71,121	88,966
Capitalized software - net	610,881	778,446
Total noncurrent assets	682,002	867,412

Total assets	$3,834,688	$6,349,752

Liabilities and Stockholders Equity
Current Liabilities
Accounts payable	$63,008	$70,070
Accrued and other current liabilities:
Accrued compensation	63,600	64,500
Deferred revenue	1,875	53,958
Other accrued liabilities	83,258	76,799
Total current liabilities	211,741	265,327

Stockholders equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,542,440 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively.	255	255
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and June 30, 2023	-	-
Additional paid-in capital	40,275,227	39,514,489
Accumulated earnings deficit	(36,652,535)	(33,430,319)
Total stockholders equity	3,622,947	6,084,425

Total liabilities and stockholders equity	$3,834,688	$6,349,752

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Net Revenue	$34,261	$204,589	$139,037	$722,010

Operating Expenses
General and administrative expenses	1,134,867	653,128	2,016,930	1,945,796
Technology and content development	223,845	279,411	888,503	1,191,273
Sales and marketing	139,333	217,528	603,462	824,669
Total operating expenses	1,498,045	1,150,067	3,508,895	3,961,738

Loss from Operations	(1,463,784)	(945,478)	(3,369,858)	(3,239,728)

Other Income (Expense)
Interest income	37,872	18,297	147,642	36,256
Other expense	-	(816)	-	(1,347)
Total other income	37,872	17,481	147,642	34,909

Net Loss	$(1,425,912)	$(927,997)	$(3,222,216)	$(3,204,819)

Earnings per Share
Basic and diluted loss per share	$(0.56)	$(0.37)	$(1.27)	$(1.31)
Weighted average shares outstanding	2,542,440	2,528,845	2,542,440	2,445,845

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statement of Stockholders’ Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2022	2,166,124	$217	$37,412,551	$(29,277,016)	$8,135,752
Net loss	-	-	-	(1,577,338)	(1,577,338)
Issuance of common stock for consulting services	10,417	1	61,249	-	61,250
Issuance of common stock	348,485	35	1,850,466	-	1,850,501
Stock-based compensation expense	-	-	175,779	-	175,779
Balance - September 30, 2022	2,525,025	$253	$39,500,045	$(30,854,354)	$8,645,944
Net loss	-	-	-	(699,484)	(699,484)
Issuance of common stock for consulting services	3,667	1	10,689	-	10,690
Stock-based compensation expense	-	-	(77,900)	-	(77,900)
Balance - December 31, 2022	2,528,692	$254	$39,432,834	$(31,553,838)	$7,879,250
Net loss	-	-	-	(927,997)	(927,997)
Issuance of common stock for consulting services	13,748	1	-	-	-
Stock-based compensation expense	-	-	5,929	-	5,930
Balance - March 31, 2023	2,542,440	$255	$39,438,763	$(32,481,835)	$6,957,183

Balance - July 1, 2023	2,542,440	255	39,514,489	(33,430,319)	6,084,425
Net loss	-	-	-	(890,693)	(890,693)
Stock-based compensation expense	-	-	55,098	-	55,098
Balance - September 30, 2023	2,542,440	$255	$39,569,587	$(34,321,012)	$5,248,830
Net loss	-	-	-	(905,611)	(905,611)
Stock-based compensation expense	-	-	33,133	-	33,133
Balance - December 31, 2023	2,542,440	$255	$39,602,720	$(35,226,623)	$4,376,352
Net loss	-	-	-	(1,425,912)	(1,425,912)
Stock-based compensation expense	-	-	672,507	-	672,507
Balance - March 31, 2024	2,542,440	$255	$40,275,227	$(36,652,535)	$3,622,947

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(3,222,216)	$(3,204,819)
Adjustments to reconcile change in net loss to net cash used in operating activities:
Depreciation and amortization	414,177	525,631
Stock-based compensation expense	760,738	103,809
Value of common stock issued in exchange for consulting services	-	71,940
Changes in operating assets and liabilities which used cash:
Accounts Receivable	15,000	(29,205)
Prepaid expenses and other current assets	(73,476)	386,086
Accounts payable	(7,063)	(27,794)
Accrued compensation	(900)	(92,856)
Deferred revenue	(52,083)	(236,692)
Accrued and other liabilities	6,459	(79,595)
Net cash and cash equivalents used in operating activities	(2,159,364)	(2,583,495)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,166)	(5,554)
Investment in capitalized software	(227,600)	(288,209)
Net cash and cash equivalents used in investing activities	(228,766)	(293,763)

Cash flows from Financing Activity
Issuance of common stock - net of issuance costs	-	1,850,501
Net cash and cash equivalents provided by financing activity	-	1,850,501

Net decrease in cash and cash equivalents	(2,388,130)	(1,026,757)
Cash and cash equivalents - Beginning of period	5,360,661	7,155,367
Cash and cash equivalents - End of period	$2,972,531	$6,128,610

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Notes to Condensed Financial Statements

March 31, 2024 and 2023

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

In the opinion of management, the condensed financial statements of the Company as of March 31, 2024 and 2023 and for the nine months ended March 31, 2024 and 2023 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it may not have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements.

The Company has considered both quantitative and qualitative factors that are known or reasonably known as of the date of these financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern. In response to the conditions, management plans include generating cash by completing financing transactions, which may include offerings of common stock. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. There is no assurance that the Company will be successful in implementing their plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Capitalized Software Costs

The Company capitalizes costs incurred in the development of software for its Customers, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred in developing computer software. Planning costs incurred prior to the development of software and costs not qualifying for capitalization are charged to expense. The Company amortizes capitalized software over a period of three years, which is the expected useful life of the software. The following table reflects the Company’s capitalized software, amortization expense, and accumulated amortization for the nine months ended March 31, 2024 and twelve months ended June 30, 2023, respectively.

	Nine Months Ended	Year Ended
	March 31,	June 30,
	2024	2023
Beginning capitalized software	$3,618,990	$3,250,081
Additions	227,600	368,909
Ending capitalized software	$3,846,590	$3,618,990

Beginning accumulated amortization	$2,840,544	$2,183,407
Amortization expense	395,165	657,137
Ending accumulated amortization	$3,235,709	$2,840,544

Capitalized software - net	$610,881	$778,446

Revenue Recognition

We generate our revenue from contractual arrangements with businesses, colleges and universities to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the nine months ended March 31, 2024 and 2023, we recognized revenue from contracts with Customers of $139,000 and $722,000, respectively, related to services provided over time.

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

For the nine months ended March 31, 2024 and 2023, all revenue recognized has been recognized over the related contract periods. For the nine months ended March 31, 2024, three Customers represent 24% each of total revenue.

Accounts Receivable, Contract Assets, and Deferred Liabilities

Balance sheet items related to contracts consist of accounts receivable (net), contract assets, and deferred liabilities on our condensed balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of March 31, 2024 or June 30, 2023.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our Customers may not be made until after the service period has commenced. As of March 31, 2024 and June 30, 2023 we had $11,250 and $0 of contract assets, respectively.

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

The following table provides information on the changes in the balance of deferred liabilities:

	Nine Months Ended
	March 31,
	2024	2023
Opening balance	$53,958	$342,672
Plus billings	86,954	487,564
Less revenue recognized	(139,037)	(724,256)
Closing balance	$1,875	$105,980

Revenue recognized during the nine months ended March 31, 2024 and 2023 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $54,000 and $264,043, respectively.

The deferred revenue balance as of March 31, 2024 is expected to be recognized over the next 12 months.

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

Net Loss per Share

At March 31, 2024 and June 30, 2023, the Company had 754,592 and 758,079 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the nine months ended March 31, 2024 and 2023, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

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

No options were granted for the nine months ended March 31, 2024 or 2023. As of March 31, 2024, there were approximately $48,000 of total unrecognized compensation costs for employees and non-employees related to nonvested options. These costs are expected to be recognized through December 2026.

A summary of options terminated, as well as those that vested, in the nine months ended March 31, 2024 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2023	237,041	$21.73	6.39
Terminated	(6,355)	$16.47	4.99
Additional vesting	2,868	$28.80	6.85
Outstanding and expected to vest at March 31, 2024	233,554	$21.64	5.67

On September 29, 2021, the board of directors approved changes to our director compensation program for fiscal year 2022 and beyond. The board instituted an annual cash retainer for directors in the amount of $48,000 per director with an additional retainer for the chair of our Compensation Committee and Audit Committee of $7,500 and $10,000, respectively. Directors can choose to receive deferred stock units in lieu of cash payments. For the nine months ended March 31, 2024, $187,500 in deferred stock units were awarded and $55,500 in cash compensation was accrued.

As of March 31, 2024, the Company has 331,525 shares of common stock available for granting under the Plan.

Note 4 - Warrants

As of March 31, 2024 and June 30, 2023, there were 521,000 warrants outstanding.

The Company measures the fair value of warrants using the Black-Scholes Model. No warrants have been issued during the nine months ended March 31, 2024. The fair value of the warrants issued during the year ended June 30, 2023 was approximately $2,026,010 using a volatility of 94.9%, risk-free rate of 3.54%, and an expected term of 5.5 years.

Note 5 - Income Taxes

For the nine months ended March 31, 2024 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the nine months ended March 31, 2024 and 2023.

The Company has approximately $25 million of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

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

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the nine months ended March 31, 2024 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP, and the requirements of the SEC. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Financial Position, Liquidity, and Capital Resources

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $3.2 million for the nine months ended March 31, 2024, and we incurred a net loss of $36.7 million for the period from November 14, 2017 (date of incorporation) to March 31, 2024.

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

As of March 31, 2024, our cash and cash equivalent balance totaled $3 million.

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

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it may not have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements.

The Company has considered both quantitative and qualitative factors that are known or reasonably known as of the date of these financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern. In response to the conditions, management plans include generating cash by completing financing transactions, which may include offerings of common stock. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. There is no assurance that the Company will be successful in implementing their plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Cash, Cash Equivalents, including US Treasury Market Fund

As of March 31, 2024 and June 30, 2023 our cash and cash equivalents totaled $3 million and $5.4 million, respectively with the majority invested in a short-term US Treasury Fund returning approximately 5%. The Fund is invested in US Treasuries with a 7-day liquidity. The decision to allocate funds to the short-term US Treasury Fund is based on our investment strategy, which prioritizes liquidity and stability while receiving current rate returns. The returns from the fund for the nine months ended March 31, 2024 were 5% and in line with our expectations and the broader market trends for similar investment vehicles. We continuously monitor our investment portfolio, considering market conditions and our liquidity needs, ensuring alignment with our broader financial strategy and risk tolerance.

Internally Developed Capitalized Software

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

The Company capitalized software of $227,600 and $369,000 and recognized amortization expense of $395,000 and $657,000 for the nine months ended March 31, 2024 and year ended June 30, 2023, respectively.

Results of Operations

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

We have recorded accounts receivable of $0 and $15,000 as of March 31, 2024 and June 30, 2023, respectively. We have set up deferred revenue liabilities at the end of each period to reflect performance obligations to be performed in future periods for our services delivered over time. Future obligations related to deferred revenue totaled $2,000 and $54,000 as of March 31, 2024 and June 30, 2023 respectively.

The majority of our Customers are private and public learning institutions across various domestic regions. For the nine months ended March 31, 2024, three Customers comprised approximately 72% of total revenue.

Revenue

We generated revenues of $34,000 for the three months ended March 31, 2024 as compared to $205,000 for the three months ended March 31, 2023. We generated revenues of $139,000 for the nine months ended March 31, 2024 as compared to $722,000 for the nine months ended March 31, 2023.

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

General and administrative expenses for the three months ended March 31, 2024 were $1,135,000 as compared to $653,000 for the three months ended March 31, 2023. The increase between the three-month periods is due to the March 2024 issuance of $600,000 restricted stock units with no cash outlay, net of general and administrative expense savings of $118,000. General and administrative expenses for the nine months ended March 31, 2024 were $2,017,000 as compared to $1,946,000 for the nine months ended March 31, 2023 which also reflects the March 2024 issuance of $600,000 restricted stock units with no cash outlay, net of general and administrative expense savings of $529,000. The savings are primarily due to deliberate cost reductions, including reductions in headcount and associated administrative costs. These reductions were made possible by completion of certain features and platform capabilities that require less staffing to maintain than to build.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended March 31, 2024 were $224,000 as compared to $279,000 for the three months ended March 31, 2023. Technology and content development expenses for the nine months ended March 31, 2024 were $889,000 as compared to $1,191,000 for the nine months ended March 31, 2023. The decreases between the three-month periods and the nine-month periods in technology are also principally related to reductions in headcount and associated administrative costs, since these costs scale with staff. The reductions in the three-month and nine-month periods in content development are principally due to completion of certain learning programs that are now offered by our Customers and require less staffing to maintain than to build.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract Customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended March 31, 2024 were $139,000 as compared to $218,000 for the three months ended March 31, 2023. Sales and marketing expenses for the nine months ended March 31, 2024 were $603,000 as compared to $825,000 for the nine months ended March 31, 2023. The decrease between the three-month periods and the nine-month periods in sales and marketing are principally related to refinement of sales and marketing processes to those that focus messaging directly to our key markets and offer improved lead generation. We have seen increases in marketing qualified leads (MQLs) in both periods, while reducing the overall sales and marketing spend.

Interest Income

For the three months ended March 31, 2024, interest income totaled $38,000 as compared to interest income of $18,000 for the three months ended March 31, 2023. For the nine months ended March 31, 2024, interest income totaled $148,000 as compared to interest income of $36,000 for the nine months ended March 31, 2023.

Net Loss

Our net loss for the three months ended March 31, 2024 was $1,426,000 as compared to a net loss for the three months ended March 31, 2023 of $928,000. Our net loss for the nine months ended March 31, 2024 and March 31, 2023 was $3.2 million. The current quarter and year to date losses include $600,000 from the March 2024 issuance of $600,000 restrictive stock units with no cash outlay, net of savings in other expense areas of $100,000 and $600,000 for the three and nine months ended March 31, 2024 as discussed above.

Capital Expenditures

During the three months ended March 31, 2024 and 2023, we had capital asset additions of $109,000 and $113,000, respectively. During the nine months ended March 31, 2024 and 2023, we had capital asset additions of $228,000 and $288,000 in capitalized technology and content development. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it may not have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Bylaws of the Registrant	10-Q	001-39553	3.2	November 16, 2020

31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMESITE INC.

Date: May 10, 2024	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Sherlyn W. Farrell
Sherlyn W. Farrell
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)