Form 10-K
period 2024-06-30
Amesite Inc.
filed 2024-09-30
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2023 was approximately $4,268,497.50 based on the closing price for the common stock on the Nasdaq Capital Market on December 29, 2023 of $2.25.

On September 30, 2024, there were 2,792,440 shares common stock of the registrant, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders. Such proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

-i-

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

-ii-

PART I

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “Amesite,” and the “Company,” as used in this Annual Report on Form 10-K, refer to Amesite, Inc. Amesite holds all material assets and conducts all business activities and operations of the Company.

ITEM 1. BUSINESS

Overview

Our mission is to empower people with AI tools. We have products in two sectors: higher education and healthcare. Higher education is presently challenged to offer useful, affordable professional development and workforce learning programs that generate revenue for them. Healthcare is presently challenged to integrate highly efficient, AI solutions into workflows in order to relieve the prodigious strain on services due to workforce shortages and high turnover. Amesite’s AI-powered solutions aim to solve both of these problems.

Artificial Intelligence is broadly transforming human work and learning. The emergence of large language models (LLMs) has resulted in reshaping of whole industries. We believe that all successful companies and organizations will have to successfully implement AI solutions in order to maintain excellence and competitiveness. While LLMs offer the promise of transformation, software solutions that successfully incorporate functions and features that are fit for purpose are essential. Scaled software platforms are often slow to integrate new technology, because they are burdened by the need to assure backward compatibility, and the inertial effects of large volumes of interlocking practices, from technology to sales to customer success. Small startups often lack the experience needed to create offerings that are both scalable and compliant with relevant regulations.

We believe that Amesite is uniquely positioned to address these markets. We are both agile and experienced. We believe our team is perfectly sized and skilled to create processes that fit the present technology moment – rapidly – while still offering nearly 50 combined years of technology experience, and decades of additional experience on team in sales, marketing and finance.

Our higher education platform, Amesite Engage, enables colleges and universities to offer courses and programs that build professional skills. Customers in higher education can use their own content, content provided by Amesite, or third-party content to deliver learning solutions. Amesite additionally supports higher education customers with instructional staff who contract with us. This enables any college or university to offer accessibly-priced and outstanding programs to build workforce and professional skills with a turnkey system that delivers the highest learner completion rate in the industry of over 96%.

NurseMagicTM, our healthcare app, specifically targets the largest segments in healthcare – nurses and caregivers – providing them support to do their jobs, manage stress, complete documentation and perform many other tasks. Nurses and caregivers can use the app for free, and we are presently marketing the app to enterprises, including home health care companies, skilled nursing companies and other organizations that deliver care and have had early success in entering pilot programs.

Our Sales Motion and Technology Pipeline

We offer a free version of NurseMagicTM, which enables us to determine needs, create desirable features and continuously improve the product, while building our reputation as a fast-growing, highly rated app. To generate revenue, we target healthcare organizations that have incredible pain in staffing, which limits their ability to provide excellent care, control costs and generate revenue. Modalities of care delivered by these enterprises include skilled nursing, assisted living, memory care, residential, continuing care retirement communities, home health and rehabilitation centers. Our sales motion is simple: we outreach these organizations to demonstrate the incredible cost savings and removal of barriers to generating revenue. They offer an enterprise version of the app to their teams, working to improve patient care and reduce stress and turnover, via pilot phases. Pilot phases are designed to be short to speed time to close enterprise licenses. We estimate that the return on investment for these enterprises is as much as 15X, given that documentation requirements alone can consume up to 40% of nurses’ time.

In higher education, we principally target community colleges who are charged with driving workforce development as part of their missions. Here again, our sales motion is simple: we offer a no-fee setup that enables them to pay our license fees based on registrations, and we manage the entire system for them, even populating their branded offerings with content and providing them with instructors.

Our Platform includes our products and services and all of the technology and business services that create them, in part or whole: a blend of software, hardware, content, and technology that includes everything from behind-the-scenes processes to the user interface, our website, data handling, communication, and advanced analytics. We constantly improve both our product features and the infrastructure to deliver them, utilizing common infrastructure elements to seamlessly deliver turnkey products that are simple to use and operate, in two markets.

Our Proprietary Technology

Our Platform utilizes a common infrastructure to deliver both Amesite Engage for higher education and NurseMagicTM for healthcare. Robust tools power our front-end technology. Our code architecture offers outstanding accessibility and agility for engineers, using best-in-class languages for both client and server-side functions. We also utilize tools employed by many high-end platforms, and our own proprietary models that we train on select corpuses that add value for our users and customers. We integrate new tools rapidly as they become available because our architecture enables fast integration of APIs.

We protect and utilize data to improve product performance.

Data and information about user behavior and use cases are collected with user permission. We validate algorithms using both offline and online testing.

Our Research and Development

We continuously improve our products and have a practice, based on decades of experience in technology and higher education, on best-in-class metrics. For example, we train our algorithms on corpuses that our users rely upon, and 100% of our R&D is dedicated to improved product performance for users. We create 5 new features per week on average, and build out those most useful to our users.

As a result of our dedicated R&D and focus on deployability, our solutions require zero integrations to run for any organization, and NurseMagicTM is 100% deployable to any employee in an enterprise, 24/7, with in-app administration, and its features are 100% customizable to any customer.

Our Intellectual Property

We’ve received eleven U.S. patents (8 utility, 3 design) and currently have  four pending U.S. patent applications, including one to cover the artificial intelligence platform, and others related to security, power consumption, blockchain, design and other technologies, including methods and systems.

We have protected our source codes, methodologies, algorithms, and techniques directed to other aspects of our artificial intelligence learning platform using our trade secret rights. We have also registered our trademarks at the United States Patent and Trademark Office for AMESITE®, KEEP LEARNING®, and LEARNING COMMUNITY ENVIRONMENT®, as well as have pending trademark applications for PREACTO™ and NURSEMAGIC℠. We have also secured domain names, including amesite.com, amesite.co, amesite.net, and others.

Competition

The software industry in healthcare is a mixture of large and midsized firms’ platform offerings, with apps available for narrow functionalities. The industry is characterized by high regulatory requirements, including HIPAA, and barriers to entry due to inertia common in large organizations. While we believe that NurseMagicTM is uniquely well-positioned since it focuses on utility for the user and was honed on data and specific needs of users, we face stiff competition from major Electronic Medical Record and Electronic Health Record (EMR and EHRs) companies.

The online and software industries for higher education are characterized by rapid evolution of technologies, fierce competition, government regulation, and strong defense of intellectual property. The overall market for technology solutions that enable providers to deliver education online is highly fragmented, rapidly evolving and subject to changing technology, shifting needs of learners and educators and frequent introductions of new methods of delivering education online. While we believe that our platform, programs, technology, knowledge, experience, and resources provide us with competitive advantages, we face competition from major online companies, academic institutions, governmental agencies, and public and private research institutions, among other competitors, including:

●	Online Program Management (OPM) firms, who create and launch educational products for EIs and businesses, using either their own or others’ Learning Management Systems (LMSs).

●	LMS technology firms, who offer technology platforms suitable for offering online educational or training products.

●	Learning product aggregators, who offer multiple ‘institutions or businesses’ learning products on online platforms for direct purchase by learners, or through licenses by institutions.

Government Regulation and Product Approval

The healthcare industry is highly regulated, and products that provide services or tools to healthcare professionals are subject to stringent oversight from various regulatory bodies. These regulations include compliance with federal and state laws, as well as industry standards specific to healthcare practices.

We contract with healthcare providers and facilities across various modalities such as skilled nursing, assisted living, memory care, home health, and rehabilitation centers. In these settings, we are required to comply with healthcare regulations that govern the use of technology in clinical environments. Our role as a service provider to healthcare professionals and facilities, either directly or through contractual agreements, necessitates compliance with these regulations. Any failure on our part, or on the part of our customers, to adhere to these regulations could negatively impact our operations and our ability to deliver services. Therefore, we work closely with our customers to ensure adherence to applicable healthcare laws and standards.

We will comply with healthcare laws, including but not limited to, regulations concerning data privacy and security, clinical documentation standards, and patient consent requirements. We closely monitor developments in state and federal healthcare regulations and will assist our customers in obtaining necessary approvals to use NurseMagic™ in their practice settings.

Our activities on behalf of our customers are also subject to federal and state laws, including consumer protection laws, data protection and privacy laws, and industry-specific regulations enforced by bodies such as the U.S. Department of Health and Human Services (HHS), the Food and Drug Administration (FDA), and the Federal Trade Commission (FTC). Failure to comply with these regulations could result in legal liabilities, penalties, or restrictions on our ability to operate within certain healthcare modalities.

The education industry is also heavily regulated. Institutions of higher education that award degrees and certificates to signify the successful completion of an academic program are subject to regulation from three primary entities, namely, the U.S. Department of Education (the “DOE”), accrediting agencies, and state licensing authorities. Each of these entities promulgates and enforces its own laws, regulations and standards, which we refer to collectively as education laws.

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

Sales and Marketing

We offer a free version of NurseMagic™, which allows us to identify user needs, create valuable features, and continuously refine the app, all while establishing our reputation as a fast-growing, highly-rated product. This free version serves as a critical tool for building brand awareness and gathering feedback, which informs our development and marketing strategies.

To generate revenue, we target healthcare organizations that face significant staffing challenges, which often impact their ability to deliver high-quality care, manage costs, and generate revenue effectively. The healthcare modalities served by these organizations include skilled nursing, assisted living, memory care, residential care, continuing care retirement communities (CCRCs), home health, and rehabilitation centers. Our sales approach is straightforward: we reach out to these organizations to demonstrate the substantial cost savings and revenue generation opportunities provided by our enterprise version of NurseMagic™.

Our sales process includes conducting pilot phases that allow organizations to evaluate the app’s effectiveness in reducing staff workload and improving patient care. These pilot programs are designed to be brief, enabling a swift transition to full enterprise licensing. We estimate that the return on investment for these organizations can be as high as 15 times, given that documentation requirements alone can consume up to 40% of nurses’ time.

In addition to our enterprise-focused sales strategy, we leverage the power of digital marketing and social media to drive brand recognition and engagement. The NurseMagic™ brand has cultivated a strong online presence, with over 20,000 social media followers across various platforms. We have effectively engaged healthcare influencers to raise awareness and demonstrate the app’s benefits, contributing to our growing user base and brand credibility.

In the higher education sector, we primarily target community colleges that focus on workforce development as part of their mission. Our approach here is also straightforward: we provide a no-fee setup, allowing institutions to pay for our services based on student registrations. We manage the entire system for these institutions, from populating branded course offerings to providing instructors, making it easier for them to deliver high-quality educational experiences. Our branding in higher education has revolved around our ease of use, no setup fee deal, and our outstanding results on learner engagement and completion.

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

Human Capital Management

General Information About Our Human Capital Resources

As of June 30, 2024, we have 9 full-time employees and 2 consultants. We intend to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Our Culture

Amesite’s mission is to empower people with AI tools. We believe that supporting our team with a wonderful environment supports and powers us to accomplish our goals. Our values are summarized in our beats—the guideposts for our culture.

●	Judgment beats rules

●	Measurement beats conjecture

●	Humility beats arrogance

●	Honesty beats politeness

●	Growth beats comfort

●	Transparency beats manipulation

●	Passion beats indifference

Diversity and Inclusion

To truly change how the world learns and improve the learning process and environment for learners across the world, we need to work with a diversity of partners as well as have a diverse workforce. We also must operate with a high degree of awareness of evolving social conditions, social justice – and create policy accordingly. We acknowledge that these measures evolve over time and commit to improving our policies as awareness of social inequities or injustice arise. We believe an equitable and inclusive environment with diverse teams produces more creative solutions and results in better outcomes for our customers, partners, employees, and stakeholders. We strive to attract, retain, and promote diverse talent at all levels of the organization. Our management team is 66% female, 33% racially diverse, and 83% female or racially diverse. The entire Amesite team is 55% female, 36% racially diverse, and 73% female or racially diverse. Additional information regarding Amesite’s social impact can be found in our 2023 ESG Report available at www.amesite.com.

Corporate Information

The Company was incorporated in November 2017. The Company is Amesite Inc. (Nasdaq: AMST) is a pioneering technology company specializing in the development and marketing of B2C and B2B AI-driven solutions, including its higher ed platform that offers professional learning. Leveraging its proprietary AI infrastructure, Amesite offers cutting-edge applications that cater to both individual and professional needs. NurseMagic™, the company’s mobile healthcare app, streamlines creation of nursing notes and documentation tasks, enhances patient communication, and offers personalized guidance to nurses on patient care, medications, and handling challenging workplace situations. The Company’s activities are subject to significant risks and uncertainties. The Company’s operations are in two segments.

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

Risks Related to Our Healthcare Business

We have significant compliance and regulatory risks.

NurseMagic™ is designed for use across various healthcare modalities, such as skilled nursing, assisted living, memory care, home health, and rehabilitation centers. The healthcare sector is highly regulated, and our app is currently not HIPAA compliant. This lack of compliance poses significant risks when healthcare providers use the app in environments where Protected Health Information (PHI) is handled. Any unauthorized access, disclosure, or misuse of PHI could lead to substantial fines, legal actions, and reputational damage, adversely affecting our business operations and financial condition.

Additionally, the use of the app in global markets exposes us to compliance risks under various international regulations, such as the General Data Protection Regulation (GDPR) in the European Union and other local privacy laws. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, collection, use, processing, disclosure, and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers. Such laws are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other obligations, any actual or perceived failure by us or our employees, representatives, contractors, consultants, or other third parties to comply with such requirements or adequately address data privacy and security concerns, even if unfounded, could result in, among other adverse impacts, damage to our reputation, loss of customer confidence in our security measures, withdrawal or withholding of customer consent for using patient data, government investigations, and enforcement actions and litigation and claims by third parties, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have risks in gaining market adoption and winning customers from competitors.

The healthcare app market is rapidly evolving and increasingly competitive, with numerous established players offering compliant and integrated solutions tailored to specific healthcare needs. NurseMagic™ may struggle to gain traction against these competitors, particularly in modalities where compliance and integration with existing Electronic Health Record (EHR) systems are crucial. Failure to demonstrate clear value and differentiation could result in low adoption rates, impeding our ability to scale and achieve sustainable revenue growth.

We are seeking to expand our business to the healthcare sector by offering highly efficient, AI solutions into home health aide and skilled nursing workflows to relieve the prodigious strain on services due to workforce shortages and high turnover, but it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of potential customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market.

Though we have already closed 5 pilot programs with healthcare providers, our reliance on pilot programs and the free version of the app to generate interest may prove inadequate in terms of conversions to enterprise licenses. If healthcare organizations do not perceive a significant return on investment or fail to see measurable improvements in staff efficiency and patient care, our sales efforts may not translate into long-term revenue. Our success depends in part on the willingness of providers and healthcare organizations to partner with us, increase their use of our platform, and our ability to demonstrate the value of our technology to providers, as well as potential customers. If providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect.

We face significant operational and financial risks.

Implementing and maintaining NurseMagic™ across diverse healthcare environments poses significant operational challenges. Each modality has unique requirements and workflows, and the app must be highly adaptable to meet these needs. The cost and complexity of developing features tailored to specific healthcare settings, as well as ensuring robust data security and performance, require substantial investment. If we are unable to effectively allocate resources to these areas, our growth and operational stability could be compromised.

As a public company, we incur significant overhead costs related to compliance, accounting, and legal obligations. If NurseMagic™ does not achieve the expected revenue or market penetration, we may be forced to scale back development and marketing efforts, which could hinder our ability to attract new customers and retain existing ones.

We face combined legal and reputational risks because of the data we manage and the nature of the business.

Failure to meet regulatory standards or to ensure the app's reliability and security could result in negative publicity, loss of trust, and damage to our brand reputation. This could lead to decreased user engagement and lower conversion rates for enterprise licenses. Additionally, any legal actions taken against us for non-compliance, data breaches, or misuse of the app could result in significant financial penalties and long-term damage to our business prospects.

In summary, the success of NurseMagic™ depends on our ability to navigate complex regulatory landscapes, effectively differentiate ourselves in a competitive market, and maintain operational and financial stability. Failure to manage these risks could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Our Higher Education Business

We have a limited operating history in online programs and may fail to grow our customer base.

We were incorporated in November 2017 and have only recently closed a significant number of seven (7) customers. We rely on the intent and the marketing investments and support of our customers to build revenue with this product, and if colleges and universities are not incentivized to dedicate resources to engage in workforce training and professional learning, we could fail to grow this line of business.

We have only recently developed a significant customer base and we have not generated sustainable revenue since inception. There can be no assurance that we will be able to do so in the future. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business.

We have only recently demonstrated growth in our customer base and we have not generated sustainable revenue since inception. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Maintaining and improving our platform will require significant capital. We also incur substantial accounting, legal and other overhead costs as a public company. If our offerings to customers are unsuccessful, result in insufficient revenue or result in us not being able to sustain revenue, we will be forced to reduce expenses, which may result in an inability to gain new customers.

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

We face intense competition, which may cause pricing pressures, decreased gross margins and loss of market share, and may materially and adversely affect our business, financial condition and results of operations.

We compete with other online education services companies, and colleges and universities themselves. We expect competition in our markets to intensify as new competitors enter the online education market, existing competitors merge or form alliances and new technologies emerge. Our competitors may introduce new solutions and technologies that are superior to our platform. Certain of our competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of their products than we can.

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

General Risks

There is substantial doubt about our ability to continue as a going concern.

We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended June 30, 2024 and 2023, we had net losses of $4,403,182 and $4,153,303, respectively. The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change.

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

We operate leanly, but as such we depend on the services of a number of key management personnel, employees, advisors and consultants and our future performance will largely depend on the talents and efforts of such individuals. We do not currently maintain “key person” life insurance on any of our employees, except for our Chief Executive Officer. The loss of one or more of such key individuals, or failure to find a suitable successor, could hamper our efforts to successfully operate our business and achieve our business objectives. Our future success will also depend on our ability to identify, hire, develop, motivate and retain highly skilled personnel. Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and/or retaining and motivating our existing employees. Future acquisitions by us may also cause uncertainty among our current employees and employees of the acquired entity, which could lead to the departure of key individuals. Such departures could have an adverse impact on the anticipated benefits of an acquisition.

We have risk factors within and outside of our control that may inhibit our ability to deliver products on our platform.

Our customers will rely on us to deliver stable platforms, with correct measures of performance in a manner that users can easily use.

Our operating results are highly susceptible to fluctuations due to numerous factors, many of which are beyond our control. We may be unable to compete effectively in the marketplace, which could hinder our ability to attract and retain users, customers, and educational institutions on our platform. The mix of net revenues generated from different customer segments may not align with our expectations, leading to unpredictable financial outcomes. Additionally, the timing and magnitude of operating costs and capital expenditures required to maintain and expand our business, operations, and infrastructure may exceed our forecasts, adversely impacting our profitability.

Our focus on long-term objectives over immediate financial performance could result in periods of suboptimal results, and our investments in high-risk projects may fail to generate anticipated returns. Adverse economic conditions, both broadly and specific to our industry, could further weaken our financial position. We may struggle to keep our platform operational at a reasonable cost or without service interruptions, which could damage our reputation and erode user trust.

Our geographical and product expansion initiatives may not achieve the intended outcomes, and we may fail to attract, inspire, and retain top-tier talent, impeding our ability to succeed at any scale. Government regulations—whether foreign, federal, state, or local—could impose constraints on our operations, potentially limiting our growth. We may be unable to effectively upgrade and develop our systems, infrastructure, and products, or to address emerging technologies or services that block our platform, leading to reduced user engagement.

We could face substantial costs and uncertainties from litigation, and we may not be able to protect our intellectual property rights, which could erode our competitive position. Our revenue forecasting may be inaccurate, leading to misguided strategic decisions. Additionally, we may fail to manage fraud and other activities that violate our terms of service, further compromising our platform’s integrity. Our ability to successfully integrate and manage our relationships with enterprises in healthcare and with colleges and universities is uncertain, and any failure in either segment could diminish our reputation. Finally, geopolitical events such as war, threats of war, or terrorist actions could disrupt our operations and significantly impair our business performance.

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

Our platform and computer systems store and transmit proprietary and confidential information that is subject to stringent legal and regulatory obligations. Due to the nature of our products, we face an increasing number of threats to our platform and computer systems including unauthorized activity and access, system viruses, worms, malicious code, denial of service attacks, and organized cyberattacks, any of which could breach our security and disrupt our platform. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. Our cybersecurity measures or those of our future business partners may be unable to anticipate, detect or prevent all attempts to compromise our systems or those of our future business partners. Our internal computer systems and those of our future business partners are or may also be vulnerable to telecommunication and electrical failures, the occurrence of which could result in material disruptions of our services. If our security measures are breached or fail because of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new customers, cause existing customers to scale back their offerings or elect not to renew their agreements, cause prospective students not to enroll or students to not stay enrolled in our offerings, or subject us to third-party lawsuits, regulatory fines or other action or liability. Such issues could also cause a delay in the further development of our new technology for online education. Any reputational damage resulting from breach of our systems or disruption of our services could create distrust of our company by prospective customers. We do not currently have cyber risk insurance. If we obtain one, such insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control and the impact of health and safety concerns, such as those relating to the coronavirus pandemic (“COVID-19”). The recent global financial crisis in connection with COVID-19 caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn caused by this or other general conditions could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Cyber security risks and the failure to maintain the integrity of internal, partner, and consumer data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We have and will continue to collect and retain large volumes of internal, partner and consumer data, including personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee, and company data is critical to our business and our customers and employees are likely to have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services.

We also rely on accounting, financial and operational management information technology systems to conduct our operations. If these information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

We may face various security threats, including cyber security attacks on our data (including our vendors’ and customers’ data) and/or information technology infrastructure. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent penetrations or disruptions to our systems. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee, or company data which could harm our reputation or result in remedial and other costs, fines or lawsuits and require significant management attention and resources to be spent. In addition, our insurance coverage and indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

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

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of June 30, 2024, own approximately 32% of our common stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation, or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. Our approach to cybersecurity risk management is aligned with our risk profile and business. We follow a formal, documented process to assess the data protection practices of certain third-party vendors that handle sensitive information on our behalf.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Our board of directors has oversight over cybersecurity risks. Our management provides periodic presentations to the board of directors on our cybersecurity program, including updates on cybersecurity risks and related cybersecurity strategy, as applicable. The management provides updates regarding our cybersecurity program to the board of directors when material.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 607 Shelby Street, Suite 700 PMB 214, Detroit, Michigan 48226. We currently operate remotely with no lease obligations.

We believe that our existing remote environment is adequate for our current needs. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in certain claims and litigation arising out of the ordinary course and conduct of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome. We are not currently a party to or aware of any proceedings that we believe will have, individually or in aggregate, a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the Nasdaq Capital Market under the symbol “AMST.”

Shareholders

As of September 30, 2024, there were approximately 41 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On September 27, 2024, the closing price of our common stock was $2.51.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2024; 6,292 options to purchase common stock were issued to employees under our 2018 Equity Incentive Plan.

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

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the twelve months ended June 30, 2024 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Annual Report on Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

The Reverse Stock Split did not change the par value of the Company’s common stock. Any fractional shares of common stock resulting from the Reverse Stock Split were rounded up to the nearest whole post-Reverse Stock Split share. All outstanding securities entitling their holders to acquire shares of common stock were adjusted as a result of the Reverse Stock Split. All common share and per share data are retrospectively restated to give effect to the Reverse Stock Split for all periods presented herein.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $(4,403,182) for the twelve months ended June 30, 2024, and we incurred a net loss of $(37,833,501) for the period from November 14, 2017 (date of incorporation) to June 30, 2024.

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

Stock-Based Compensation

We have issued three types of stock-based awards under our stock plans: stock options, restricted stock units and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatility of the Company’s stock prices. Stock options generally vest over four years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 12 months from the closing date of the agreement. Stock warrants issued have a term of five years. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 4 and 6 in the Notes to Financial Statements.

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

We do not disclose the value of unsatisfied performance obligations because the consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). During the year ended June 30, 2024, five customers comprised approximately 97% of total revenue. During the year ended June 30, 2023, five customers comprised approximately 84% of total revenue.

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

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of June 30, 2024 and 2023, respectively.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of June 30, 2024 and 2023, we had $15,000 and $0, respectively, of contract assets.

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

Results of Operations

Revenue

We generated revenues of $166,881 for the year ended June 30, 2024 as compared to $845,009 for the year ended June 30, 2023. Revenue compared to prior year for the twelve months ended June 30, 2024 was primarily from the sale of monthly license fees.

We have strongly pivoted to grow our customer base while reducing risk and losses, resulting in a larger client base, a short-term reduction in overall revenue and a dramatic reduction in cash burn. Larger, cash-upfront deals were struggling to produce sustainable revenue, as administrative barriers within nonprofits, high price points set by customers, and inability or unwillingness of customers to partner with schools, businesses and other entities to purchase products hampered growth.

We continue to believe that AI-powered learning programs, priced affordably, will supplant other academic products in the mid to long term, but have defocused on securing “change agent” customers, and are now offering our academic platform for use by any community college on a fee-per-course basis. The incremental cost to Amesite in delivering the system is de minimis, as the system is turnkey, and the technology stack is robust. We have focused all new development work on delivering AI tools to markets hungry for increased capability that immediately impacts both their performance and their bottom line. The NurseMagicTM app is the first of these and has already gained traction with larger entities.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expenses also include professional fees and other corporate expense.

General and administrative expenses for the year ended June 30, 2024, were $2,908,289 as compared to $2,492,777 for the year ended June 30, 2023. The increase of $415,512 is primarily due to Board Compensation net of significant savings in the areas of employee payroll, legal and audit, and insurance.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the year ended June 30, 2024, were $1,074,000 as compared to $1,523,547 for the year ended June 30, 2023. The decrease of $449,219 is primarily due to savings in employee payroll and contracted programming.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the year ended June 30, 2024 were $763,915 as compared to $1,053,193 for the year ended June 30, 2023. The decrease of $289,278 is primarily due to savings with outside vendors.

Interest Income

For the year ended June 30, 2024, interest income totaled $176,469 as compared to interest income of $72,824 for the year ended June 30, 2023.

Interest Expense.

Interest expense amounted to $0 for the year ended June 30, 2024 as compared to interest expense of $1,619 for the year ended June 30, 2023.

Net Loss

Our net loss for the year ended June 30, 2024 was $4,403,182 as compared to a net loss for the year ended June 30, 2023 of $4,153,303. The loss was $249,879 higher during the year ended June 30, 2024 compared to 2023 primarily due to Board Compensation net of significant savings in the areas discussed above.

Capital Expenditures

During the years ended June 30, 2024 and 2023, we had capital asset additions of $375,866 and $396,033, respectively, which were comprised of $374,700 and $368,909 respectively, in capitalized technology and content development, and $1,166 and $27,124, respectively, of property and equipment, including primarily computer equipment and software. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

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

As of June 30, 2024, our cash balance totaled $2,171,016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Amesite Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amesite Inc. (the “Company”) as of June 30, 2024, and 2023, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company's auditor since 2023.

Dallas, Texas

September 30, 2024

Amesite Inc.
Balance Sheets

	June 30, 2024	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$2,071,016	$5,260,661
Restricted cash	100,000	100,000
Accounts receivable	30,060	15,000
Prepaid expenses and other current assets	403,489	106,679
Total current assets	2,604,565	5,482,340

Noncurrent Assets
Property and equipment - net	64,784	88,966
Capitalized software - net	644,828	778,446
Total noncurrent assets	709,612	867,412

Total assets	$3,314,177	$6,349,752

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$48,907	$70,070
Accrued and other current liabilities:
Accrued compensation	655,275	64,500
Deferred revenue	-	53,958
Other accrued liabilities	94,283	76,799
Total current liabilities	798,465	265,327

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,542,440 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively.	255	255
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and June 30, 2023	-	-
Additional paid-in capital	40,348,958	39,514,489
Accumulated earnings deficit	(37,833,501)	(33,430,319)
Total stockholders’ equity	2,515,712	6,084,425

Total liabilities and stockholders’ equity	$3,314,177	$6,349,752

See accompanying Notes to Financial Statements.

Amesite Inc.
Statements of Operations

	Years Ended
	June 30,
	2024	2023

Net Revenue	$166,881	$845,009

Operating Expenses
General and administrative expenses	2,908,289	2,492,777
Technology and content development	1,074,328	1,523,547
Sales and marketing	763,915	1,053,193
Total operating expenses	4,746,532	5,069,517

Loss from Operations	(4,579,651)	(4,224,508)

Other Income (Expense)
Interest income	176,469	72,824
Other expense	-	(1,619)
Total other income	176,469	71,205

Net Loss	$(4,403,182)	$(4,153,303)

Earnings per Share
Basic and diluted loss per share	$(1.73)	$(1.68)
Weighted average shares outstanding	2,542,440	2,469,890

See accompanying Notes to Financial Statements.

Amesite Inc.
Statement of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2022	2,166,124	$217	$37,412,551	$(29,277,016)	$8,135,752
Net loss	-	-	-	(4,153,303)	(4,153,303)
Issuance of common stock for consulting services	14,083	2	71,938	-	71,940
Issuance of common stock	362,233	36	1,850,466	-	1,850,501
Stock-based compensation expense	-	-	179,534	-	179,535
Balance - June 30, 2023	2,542,440	255	39,514,489	(33,430,319)	6,084,425
Net loss	-	-	-	(4,403,182)	(4,403,182)
Stock-based compensation expense	-	-	834,469	-	834,469
Balance - June 30, 2024	2,542,440	$255	$40,348,958	$(37,833,501)	$2,515,712

See accompanying Notes to Financial Statements.

Amesite Inc.
Statements of Cash Flows

	Years Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(4,403,182)	$(4,153,303)
Adjustments to reconcile change in net loss to net cash used in operating activities:
Depreciation and amortization	533,667	682,483
Stock-based compensation expense	834,469	179,534
Value of common stock issued in exchange for consulting services	-	71,938
Changes in operating assets and liabilities which used cash:
Accounts receivable	(15,060)	(455)
Prepaid expenses and other current assets	(296,810)	453,405
Accounts payable	(21,163)	(52,212)
Accrued compensation	590,775	(109,556)
Deferred revenue	(53,958)	(288,714)
Accrued and other liabilities	17,483	(32,296)
Net cash and cash equivalents used in operating activities	(2,813,779)	(3,249,176)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,166)	(27,124)
Investment in capitalized software	(374,700)	(368,909)
Net cash and cash equivalents used in investing activities	(375,866)	(396,033)

Cash flows from Financing Activity
Issuance of common stock - net of issuance costs	-	1,850,503
Net cash and cash equivalents provided by financing activity	-	1,850,503

Net decrease in cash and cash equivalents	(3,189,645)	(1,794,706)
Cash and cash equivalents - Beginning of period	5,260,661	7,055,367
Cash and cash equivalents - End of period	$2,071,016	$5,260,661

See accompanying Notes to Financial Statements.

Amesite Inc.
Notes to Financial Statements

June 30, 2024 and 2023

Note 1 - Nature of Business and Liquidity

Amesite Inc. (the “Company”) was incorporated in November 2017. Amesite is a pioneering technology company specializing in the development and marketing of B2C and B2B AI-driven solutions, including its higher ed platform that offers professional learning. Leveraging its proprietary AI infrastructure, Amesite offers cutting-edge applications that cater to both individual and professional needs. NurseMagic™, the company’s mobile healthcare app, streamlines creation of nursing notes and documentation tasks, enhances patient communication, and offers personalized guidance to nurses on patient care, medications, and handling challenging workplace situations.

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

As of June 30, 2024 the Company reclassified a portion of its cash balance to “Restricted Cash” in the balance sheets to reflect amounts pledged as collateral for the Company’s credit card facility. This change in presentation has been applied retrospectively, and prior period amounts have been reclassified to conform to the current period presentation. As of June 30, 2024 and 2023, restricted cash totaled $100,000. This reclassification had no impact on the Company’s statements of operations, stockholders’ equity, or cash flows for any periods presented.

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

	Year Ended
	June 30,
	2024	2023
Beginning capitalized software	$3,618,991	$3,250,082
Additions	374,700	368,909
Ending capitalized software	3,993,691	3,618,991

Beginning accumulated amortization	2,840,545	2,183,408
Amortization expense	508,318	657,137
Ending accumulated amortization	3,348,863	2,840,545

Capitalized software - net	$644,828	$778,446

Amortization expense for the years ended June 30, 2024 and 2023 was $508,318 and $657,137, respectively and included as part of “Technology and content development” in the Statements of Operations.

Future Estimated Amortization:

FY2025	$354,055
FY2026	$200,123
FY2027	90,650
Total	$644,828

Revenue Recognition

We generate our revenue from contractual arrangements with businesses, colleges and universities to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the year-end June 30, 2024 and 2023, we recognized revenue from contracts with customers of $166,881 and $845,009, respectively, of which $0 related to services transferred at a point in time and the remainder related to services provided over time.

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

We do not disclose the value of unsatisfied performance obligations because the consideration is allocated entirely to a wholly unsatisfied promise to transfer a service that forms part of a single performance obligation (i.e., consideration received is based on the level of product offerings, which is unknown in advance). During the years ended June 30, 2024 and 2023, five customers comprised approximately 97% and 87% of total revenue, respectively.

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

The following factors affect the nature, amount, timing, and uncertainty of our revenue and cash flows:

●	The majority of our customers are private and public learning institutions across various domestic regions

●	The majority of our customers have annual payment terms

The following table shows revenue from contracts with customers by customer type for the years ended June 30, 2024 and 2023, respectively.

Customer Type	2024	2023
Enterprise	$116,208	$510,258
University	49,113	334,751
K-12	1,560	-
Total	$166,881	$845,009

Accounts Receivable, Contract Assets and Liabilities

Balance sheet items related to contracts consist of accounts receivable (net) and contract liabilities on our balance sheets. Accounts receivable (net) is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of June 30, 2024 and 2023.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of June 30, 2024 and 2023, we had $15,000 and $0, respectively, of contract assets.

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

The following table provides information on the changes in the balance of contract liabilities for the years ended June 30:

	2024	2023
Opening balance	$53,958	$342,672
Plus billings	112,923	556,295
Less revenue recognized from continuing operations	(166,881)	(845,009)
Closing balance	$-	$53,958

Revenue recognized during the years ended June 30, 2024 and 2023 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $53,958 and $311,806, respectively.

The deferred revenue balance as of June 30, 2024 is $0.

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

At June 30, 2024 and June 30, 2023, the Company had 633,000 and 758,079 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the years ended June 30, 2024 and 2023, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these years.

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

Recent Accounting Pronouncements

The Company has evaluated recently issued accounting pronouncements and has determined that none of the new or recently adopted standards issued by the Financial Accounting Standards Board (FASB) are expected to have a material impact on its financial statements or related disclosures.

Note 3 - Property and Equipment

Property and equipment are summarized as follows:

	For the Years Ended June 30,
	2024	2023
Furniture and fixtures	$41,360	$41,360
Computer equipment	140,983	139,817
Total cost	182,343	181,177
Less accumulated depreciation	(117,559)	(92,211)
Closing balance	$64,784	$88,966

Depreciation expense for the years ended June 30, 2024 and 2023 was $25,349 and is included as part of “General and administrative expenses” in the Statements of Operations.

Note 4 - Common Stock

The Company’s preferred stock has a $.0001 par value; 5,000,000 shares have been authorized; and no shares have been issued or are outstanding.

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

Upon entering into the Purchase Agreement, the Company sold 63,260 shares of common stock to Lincoln Park as an initial purchase for a total purchase price of $1,500,000 (the “Initial Purchase”). The Company received net proceeds from the Initial Purchase of $1,360,000 after the payment of the Introductory Fee and offering costs. As consideration for Lincoln Park’s commitment to purchase up to $16.5 million of shares of common stock under the Purchase Agreement, the Company issued 12,726 shares of common stock to Lincoln Park. If Lincoln Park is requested to purchase additional shares during the term of the Purchase Agreement, the requested shares, (“Regular Purchase”), are limited based on the current share price of the Company’s common stock. If the average price is below $36.00 per share, the Company is limited to issuing 4,167 shares per request; if the share price is between $36.00 and $48.00 per share, the limit is 6,250 shares per request, if the share price is between $48.00 and $60.00, the limit is 8,334 shares per request, and if the share price is above $60.00, the limit is 12,500 shares per request. Requests for purchases are permitted daily as long as the Company’s stock price is above $6.00 per share. The price for such regular purchases will be the lower of: (i) the lowest closing price of the Company’s common stock on the purchase date for such Regular Purchase and (ii) the arithmetic average of the three (3) lowest closing prices of the Company’s common stock during the ten (10) consecutive business days immediately preceding. Additionally, the Company may instruct Lincoln Park to purchase additional shares of common stock that exceed the Regular Purchase limits (“Accelerated Purchase”). If the Company requests Lincoln Park to make an Accelerated Purchase, the price per share is discounted from average historical closing prices. No additional shares were sold to Lincoln Park in the year ended June 30, 2024.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has no value as of June 30, 2024 and 2023.

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

Note 5 - Warrants

As of June 30, 2024 and 2023, there were 397,791 and 521,038 warrants outstanding, respectively. During the years ended June 30, 2024 and 2023, the Company issued 0 and 402,561 common stock warrants, respectively, to a placement agent related to fundraising and other advisory services. The warrants are fully vested, have a term of 5 years from the closing date of the private placements and an exercise price of $8.25 and $9.84 per share, respectively. During the year ended June 30, 2024, 123,257 of warrants expired. See Note 4 for additional terms of the warrants.

Warrants	Number of Warrants
Outstanding at June 30, 2022	118,477
Granted	402,561
Outstanding at June 30, 2023	521,038
Granted	0
Expired	(123,257)
Outstanding at June 30, 2024	397,781

The Company measures the fair value of warrants using the Black-Scholes Model. The fair value of the warrants issued during the years ended June 30, 2024 and 2023 was approximately $0 and $2,026,010, respectively, based on the following inputs and assumptions below.

	2024	2023
Volatility (percent)	N/R	94.90%
Risk-free rate (percent)	N/R	3.54%
Expected term (in years)	N/R	5.5

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

The Company has reserved 843,035 shares of common stock to be available for granting under the Plan.

The Company estimates the fair value of each option award using the Black-Scholes Model (“BSM”) that uses the weighted average assumptions included in the table below. Expected volatilities used in the BSM assumptions are based on historical volatility of the Company’s stock prices. The expected term of stock options granted has been estimated using the simplified method because the Company is generally unable to rely on its limited historical exercise data or alternative information as a reasonable basis upon which to estimate the expected term of such options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the year ended:

For the Year Ended June 30,
2024
Expected term (years)	10
Risk-free interest rate	4.36%
Expected volatility	112.5%
Dividend yield	0%

A summary of option activity for the years ended June 30, 2024 and 2023 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding and expected to vest at July 1, 2022	263,599	22.68	7.34
Granted	-	-	-
Terminated	(26,558)	31.20	7.85
Outstanding and expected to vest at June 30, 2023	237,041	21.73	6.39
Granted	6,292	2.39	9.75
Terminated	(8,114)	20.77	5.72
Outstanding and expected to vest at June 30, 2024	235,219	22.05	5.46

The weighted-average grant-date fair value of options granted during the year ended June 30, 2024 was $2.30. No options were granted during the year ended June 30, 2023. The options contained time-based vesting conditions satisfied over one to ten years from the grant date. During the year ended June 30, 2024, the Company issued 23,500 options. During the years ended June 30, 2024 and 2023, no options were exercised, and 8,114 and 26,558 options were terminated, respectively.

On September 28, 2021, the Board approved certain stock awards to its board members in the form of stock options and restricted stock. The stock option awards are expected to vest ratably over twelve-month period from beginning September 28, 2021 through September 28, 2022. The approved compensation was $172,702 in stock options. The number of options was determined based on the fair value of the Company’s share price as of the date of grant. The Company determined that there will be 28,090 of restricted shares issued upon vesting, based on the fair value of the Company’s share price on the grant date.

For the years ended June 30, 2024 and 2023, the Company recognized $18,137 and $179,534, in expense related to the Plan, respectively.

As of June 30, 2024, there was approximately $65,957 of total unrecognized compensation cost for employees and non-employees related to nonvested options. These costs are expected to be recognized through June 2028.

The restricted stock awards vested over a twelve-month period beginning July 1, 2021 through June 30, 2022. The approved compensation was $600,000 in restricted stock. The Company also recognized $600,000 as stock-based compensation expense related to the restricted stock unit grants made to the board members for the twelve months ended June 30, 2022 as part of general and administrative expenses. The cost related to the grants made to board members is expected to be recognized through September of 2022.

The Company recognized $900,000 as stock-based compensation expense for board members for the year ended June 30, 2024. No expense was recognized for the year ended June 30, 2023.

On May 3, 2024, the board of directors of the Company approved an amendment to the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) to increase the number of shares available for issuance under the 2018 Plan by 508,488 shares and increase the number of shares that may be issued pursuant to the exercise of incentive stock options by 508,488 shares. The amendment to the 2018 Plan is intended to ensure that the Company can continue to provide an incentive to employees, directors and consultants by enabling them to share in the Company’s future growth. If approved by the stockholders, all of the additional shares would be available for grant as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or as nonqualified stock options, restricted stock awards, stock appreciation rights, or other kinds of equity-based compensation available under the 2018 Plan. The amendment to the 2018 Plan was approved by the Company’s stockholders at the Company’s special meeting on June 18, 2024.

Note 7 - Income Taxes

For the year ended June 30, 2024 and prior periods since inception, the Company’s activities have not generated taxable income. A valuation allowance has been recorded on tax loss carryforwards and other deferred tax assets. Accordingly, the Company has not recognized any current or deferred income tax expense or benefit for the years ended June 30, 2024 and 2023.

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	For the Years Ended June 30,
	2024	2023
Income tax, at applicable federal tax rate	$(924,668)	$(872,194)

State income tax	(220,159)	(207,665)
Change in valuation allowance	1,444,534	1,069,422
Permanent differences	293	10,436
Prior period adjustment	-	-
	$-	$-

The details of the net deferred tax asset are as follows:

	For the Years Ended June 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$7,202,000	$6,292,000
Stock-based compensation	350,655	818,755
Capitalization of start-up costs for tax purposes	94,392	104,596
Depreciation	13,181	10,150
Accrued payroll	10,764	16,770
Deferred revenues	-	14,029
Charitable contributions	4,185	4,049
Gross deferred tax assets	7,675,177	7,260,360
Valuation allowance recognized for deferred tax assets	(7,507,522)	(7,057,954)
Net deferred tax assets	167,655	202,396
Deferred tax liabilities:
Capitalized software	(167,655)	(202,396)
Gross deferred tax liabilities	(167,655)	(202,396)
Net deferred tax assets	-	-

The Company has approximately $27.7 million of net operating loss carryforwards for federal and state, available to reduce future income taxes. Approximately $17,000 of the federal net operating losses will expire in 2037 and the balance can be utilized indefinitely (the stated value here has been limited to 80% utilization). The state net operating losses will begin to expire in 2027. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets, as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. The Company does not have any uncertain tax positions. The net operating loss carryforwards may be subject to an annual limitation as a result of a change of ownership as defined under Internal Revenue Code Section 382. Tax years 2019-2023 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

Note 8 - Subsequent Events

The company has evaluated subsequent events through September 30, 2024. No material subsequent events have been identified that would require adjustments to or disclosures in the financial statements as of and for the years ended June 30, 2024 and 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our CEO and CFO have evaluated the effectiveness of the company's internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, they have concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

(b) Exhibits

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		S-1/A	333-248001	2.1	9/4/2020
2.2	Form of Agreement and Plan of Merger and Reorganization, dated July 14, 2020, by and between Amesite Operating Company, a Delaware corporation, and Amesite Inc., a Delaware corporation		S-1/A	333-248001	2.2	9/4/2020
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-39553	3.1	11/16/2020
3.2	Bylaws of the Registrant.		10-Q	001-39553	3.2	11/16/2020
3.3	Certificate of Designations of Series A Preferred Stock, dated January 13, 2023		8-K	001-39553	3.1	1/13/2023
3.4	Certificate of Amendment to Certificate of Incorporation of Amesite Inc. dated February 16, 2023		8-K	001-39553	3.1	2/21/2023
3.5	Amendment to Bylaws		8-K	001-39553	3.1	5/14/2024
4.1	Form of Warrant		8-K	001-39553	4.1	9/1/2022
4.2	Form of Placement Agent Warrant		8-K	001-39553	4.2	9/1/2022
4.3	Description of Registrant’s Securities		10-K	001-39553	4.3	10/6/2023
10.1+	2017 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization		S-1/A	333-248001	10.7	9/4/2020
10.2+	2018 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization.		S-1/A	333-248001	10.8	9/4/2020
10.3+	First Amendment to Amesite Inc. 2018 Equity Incentive Plan		8-K	001-39553	10.1	2/21/2023
10.4+	Amesite Inc. Deferred Fee Plan	X
19.1	Amesite Inc. Insider Trading Compliance Program	X
23.1	Consent of Turner, Stone & Company, L.L.P.	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Amesite Inc. Clawback Policy	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: September 30, 2024	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Marie Sastry, Ph.D.	Chief Executive Officer, President and Chairman of the Board	September 30, 2024
Ann Marie Sastry, Ph.D.	(Principal Executive Officer)

/s/ Sherlyn W. Farrell	Chief Financial Officer	September 30, 2024
Sherlyn W. Farrell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony M. Barkett	Director	September 30, 2024
Anthony M. Barkett

/s/ Barbie Brewer	Director	September 30, 2024
Barbie Brewer

/s/ Michael Losh	Director	September 30, 2024
Michael Losh

/s/ Richard T. Ogawa	Director	September 30, 2024
Richard T. Ogawa

/s/ Gilbert S. Omenn, M.D., Ph.D.	Director	September 30, 2024
Gilbert S. Omenn, M.D., Ph.D.

/s/ George Parmer	Director	September 30, 2024
George Parmer