Form 10-Q
period 2024-09-30
Amesite Inc.
filed 2024-11-14
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

There were 2,792,440 shares of the registrant’s common stock issued and outstanding as of November 14, 2024.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to a number of risks, and uncertainties and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks are more fully described in the “Risk Factors” section of this Annual Report on Form 10-K. The following is a summary of such risks:

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

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on September 30, 2024.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q, and the documents that we reference herein and have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains, or may contain, estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

September 30, 2024

Amesite Inc.

Amesite Inc.

Condensed Balance Sheets (unaudited)

	September 30, 2024	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$1,434,753	$2,071,016
Restricted cash	100,000	100,000
Accounts receivable	-	30,060
Prepaid expenses and other current assets	962,021	403,489
Total current assets	2,496,774	2,604,565

Noncurrent Assets
Property and equipment - net	58,447	64,784
Capitalized software - net	680,889	644,828
Total noncurrent assets	739,336	709,612

Total assets	$3,236,110	$3,314,177

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$56,014	$48,907
Accrued and other current liabilities:
Accrued compensation	688,075	655,275
Deferred revenue	24,375	-
Other accrued liabilities	74,539	94,283
Total current liabilities	843,003	798,465

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,792,440 and 2,542,440 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively.	280	255
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and June 30, 2024	-	-
Additional paid-in capital	41,134,373	40,348,958
Accumulated deficit	(38,741,546)	(37,833,501)
Total stockholders’ equity	2,393,107	2,515,712

Total liabilities and stockholders’ equity	$3,236,110	$3,314,177

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended
	September 30
	2024	2023

Net Revenue	$11,250	$63,333

Operating Expenses
General and administrative expenses	633,122	438,262
Technology and content development	139,658	333,434
Sales and marketing	165,814	241,627
Total operating expenses	938,594	1,013,323

Loss from Operations	(927,344)	(949,990)

Other Income
Interest income	19,299	59,297
Total other income	19,299	59,297

Net Loss	$(908,045)	$(890,693)

Loss per Share
Basic and diluted loss per share	$(0.34)	$(0.35)
Weighted average shares outstanding	2,707,275	2,542,440

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statement of Stockholders’ Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2023	2,542,440	$255	$39,514,489	$(33,430,319)	$6,084,425
Net loss	-	-	-	(890,693)	(890,693)
Stock-based compensation expense	-	-	55,098	-	55,098
Balance - September 30, 2023	2,542,440	255	39,569,587	(34,321,012)	5,248,830

Balance - July 1, 2024	2,542,440	$255	$40,348,958	$(37,833,501)	$2,515,712
Net loss	-	-	-	(908,045)	(908,045)
Issuance of common stock for consulting services	250,000	25	719,975	-	720,000
Stock-based compensation expense	-	-	65,440	-	65,440
Balance - September 30, 2024	2,792,440	280	41,134,373	(38,741,546)	2,393,107

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended
	September 30
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(908,045)	$(890,693)
Adjustments to reconcile change in net loss to net cash used in operating activities:
Depreciation and amortization	118,275	152,358
Stock-based compensation expense	65,440	55,098
Value of common stock issued in exchange for consulting services	720,000	-
Changes in operating assets and liabilities which used cash:
Accounts receivable	30,060	(3,750)
Prepaid expenses and other current assets	(558,532)	30,210
Accounts payable	7,109	8,820
Accrued compensation	32,800	41,400
Deferred revenue	24,375	(29,583)
Accrued and other liabilities	(19,745)	(22,639)
Net cash and cash equivalents used in operating activities	(488,263)	(658,779)

Cash Flows from Investing Activities
Investment in capitalized software	(148,000)	(65,200)
Net cash and cash equivalents used in investing activities	(148,000)	(65,200)

Net decrease in cash and cash equivalents	(636,263)	(723,979)
Cash and cash equivalents - Beginning of period	2,071,016	5,360,661
Cash and cash equivalents - End of period	$1,434,753	$4,636,682

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Notes to Condensed Financial Statements (unaudited)

September 30, 2024 and 2023

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

In the opinion of management, the condensed financial statements of the Company as of September 30, 2024 and 2023 and for the three months ended September 30, 2024 and 2023 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These condensed financial statements should be read together with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

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

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it may not have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these condensed financial statements.

The Company has considered both quantitative and qualitative factors that are known or reasonably known as of the date of these condensed financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern. In response to the conditions, management plans include generating cash by completing financing transactions, which may include offerings of common stock. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. There is no assurance that the Company will be successful in implementing their plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) insured by the FDIC at the period ended September 30, 2024 was $250,000.

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

	Three Months Ended
	September 30
	2024	2023
Beginning capitalized software	$3,993,691	$3,618,990
Additions	148,000	65,200
Ending capitalized software	$4,141,691	$3,684,190

Beginning accumulated amortization	$3,348,863	$2,840,545
Amortization expense	111,939	146,020
Ending accumulated amortization	$3,460,802	$2,986,565

Capitalized software - net	$680,889	$697,625

Amortization expense for the three months ended September 30, 2024 and 2023 was $111,939 and $146,020, respectively and included as part of “Technology and content development” in the Statements of Operations.

Revenue Recognition

We generate our revenue from contractual arrangements with businesses, colleges and universities to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the three months ended September 30, 2024 and 2023, we recognized revenue from contracts with customers of $11,250 and $63,333, respectively, related to services provided over time.

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

For the three months ended September 30, 2024 and 2023, all revenue recognized has been recognized over the related contract periods. For the three months ended September 30, 2024, one customer represents 100% of total revenue.

Accounts Receivable, Contract Assets, and Deferred Liabilities

Balance sheet items related to contracts consist of accounts receivable (net), contract assets, and deferred liabilities on our condensed balance sheets. Accounts receivable is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of September 30, 2024 or June 30, 2024.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of September 30, 2024 and June 30, 2024 we do not have any such contract assets.

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

The following table provides information on the changes in the balance of deferred liabilities:

	Three Months Ended
Deferred Revenue	September 30
	2024	2023
Opening balance	$0	$53,948
Plus billings	35,625	33,750
Less revenue recognized	(11,250)	(63,323)
Closing balance	$24,375	$24,375

Revenue recognized during the three months ended September 30, 2024 and 2023 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $0 and $26,250, respectively.

The deferred revenue balance as of September 30, 2024 is expected to be recognized over the next 7 months.

Stock-Based Compensation

We have issued four types of stock-based awards under our stock plans: stock options, restricted stock units, deferred stock units, and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatility of the Company’s stock prices. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 12 months from the closing date of the agreement. Stock warrants issued have a term of five years. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 3 in the Notes to Condensed Financial Statements.

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

Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the condensed financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value.

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

Net Loss per Share

At September 30, 2024 and June 30, 2024, the Company had 636,577 and 633,000 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the three months ended September 30, 2024 and 2023, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Subsequent Events

The Company evaluated subsequent events through the date of this Form 10-Q and has determined that no events have occurred that would require recognition or disclosure in the condensed financial statements.

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

No options were granted for the three months ended September 30, 2024 or 2023. As of September 30, 2024, there were approximately $50,052 of total unrecognized compensation costs for employees and non-employees related to nonvested options. These costs are expected to be recognized through December 2026.

A summary of options that vested in the three months ended September 30, 2024 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	235,219	22.05	5.46
Additional vesting	3,577	9.50	8.23
Outstanding and expected to vest at September 30, 2024	238,796	20.96	5.29

On September 29, 2021, the board of directors approved changes to our director compensation program for fiscal year 2022 and beyond. The board instituted an annual cash retainer for directors in the amount of $48,000 per director with an additional retainer for the chair of our Compensation Committee and Audit Committee of $7,500 and $10,000, respectively. Directors can choose to receive deferred stock units in lieu of cash payments. For the three months ended September 30, 2024, $62,500 in deferred stock units were awarded and $13,875 in cash compensation was accrued.

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

As of September 30, 2024, the Company has 822,524 shares of common stock available for granting under the Plan.

On August 1, 2024, the Company issued 250,000 shares of common stock to a consultant under an agreement for activities related to potential future financing. The $720,000 market value of those shares is reflected in the Company’s common stock and additional paid in capital accounts and has been capitalized as deferred issuance costs and shown as a current asset as of September 30, 2024. These costs will be recognized as an expense against the proceeds of a potential future equity issuance, or amortized over the life of the debt of a potential future debt issuance, or if an equity or debt transaction is not executed, then expensed at the conclusion of the contract with the consultant in July 2025.

Note 4 - Warrants

As of September 30, 2024 and June 30, 2024, there were 397,781 warrants outstanding.

The Company measures the fair value of warrants using the Black-Scholes Model. No warrants have been issued during the three months ended September 30, 2024 or the year ended June 30, 2024.

Note 5 - Income Taxes

For the three months ended September 30, 2024 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the three months ended September 30, 2024 and 2023.

The Company has approximately $28.4 million of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on September 30, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended September 30, 2024 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP, and the requirements of the SEC. You should read the discussion and analysis together with such financial statements and the related notes thereto.

The Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has had a history of net losses and negative cash flows from operating activities since inception and expects to continue to incur net losses and use cash in its operations in the foreseeable future.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $908,045 for the three months ended September 30, 2024, and we incurred a net loss of $38.7 million for the period from November 14, 2017 (date of incorporation) to September 30, 2024.

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it will have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these condensed financial statements; however, there is uncertainty in the forecast and therefore the Company cannot assert that it is probable. The Company has considered both quantitative and qualitative factors that are known or reasonably knowable as of the date of these condensed financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financial Position, Liquidity, and Capital Resources

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $908,045 for the three months ended September 30, 2024, and we incurred a net loss of $37.8 million for the period from November 14, 2017 (date of incorporation) to September 30, 2024.

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

On February 16, 2022, we closed on a public offering of common stock and received approximately $2.51 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs.

On September 1, 2022, we closed on a public offering of common stock and concurrent private placement of warrants and received approximately $1.85 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs.

As of September 30, 2024, our cash and cash equivalent balance totaled $1,434,753.

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

The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change. Based on their current forecast, management believes that it may not have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these condensed financial statements.

The Company has considered both quantitative and qualitative factors that are known or reasonably known as of the date of these condensed financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern. In response to the conditions, management plans include generating cash by completing financing transactions, which may include offerings of common stock. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. There is no assurance that the Company will be successful in implementing their plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 in the “Notes to Condensed Financial Statements,” we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our condensed financial statements.

Cash, Cash Equivalents, including US Treasury Market Fund

As of September 30, 2024 and June 30, 2024 our cash and cash equivalents totaled $1,434,753 and $2.071,016, respectively with the majority invested in a short-term US Treasury Fund returning approximately 4.2. The Fund is invested in US Treasuries with a 7-day liquidity. The decision to allocate funds to the short-term US Treasury Fund is based on our investment strategy, which prioritizes liquidity and stability while receiving current rate returns. The returns from the fund for the three months ended September 30, 2024 were 4.2% and in line with our expectations and the broader market trends for similar investment vehicles. We continuously monitor our investment portfolio, considering market conditions and our liquidity needs, ensuring alignment with our broader financial strategy and risk tolerance.

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

The Company capitalized software of $148,000 and $374,700 and recognized amortization expense of $111,939 and $508,318 for the three months ended September 30, 2024 and year ended June 30, 2024, respectively.

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

We have recorded accounts receivable of $0 and $30,600 as of September 30, 2024 and June 30, 2024, respectively. We have set up deferred revenue liabilities at the end of each period to reflect performance obligations to be performed in future periods for our services delivered over time. Future obligations related to deferred revenue totaled $24,375 and $0 as of September 30, 2024 and June 30, 2024 respectively.

The majority of our customers are private and public learning institutions across various domestic regions. For the three months ended September 30, 2024, one customer comprised 100% of total revenue.

Revenue

We generated revenues of $11,250 for the three months ended September 30, 2024 as compared to $63,333 for the three months ended September 30, 2023.

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

Stock-Based Compensation

We issue four types of stock-based awards under our stock plans: stock options, restricted stock units, deferred stock units, and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatility of the Company’s stock prices. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 12 months from the closing date of the agreement. Stock warrants issued have a term of five years. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 3 in the Notes to Condensed Financial Statements.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expenses also include professional fees and other corporate expenses.

General and administrative expenses for the three months ended September 30, 2024 were $633,122 as compared to $438,262 for the three months ended September 30, 2023. The increase between the three-month periods is due to the recording of Board Compensation in the current quarter, offset by savings due to deliberate cost reductions, including reductions in headcount and associated administrative costs. These reductions were made possible by completion of certain features and platform capabilities that require less staffing to maintain than to build.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended September 30, 2024 were $139,658 as compared to $333,434 for the three months ended September 30, 2023. The decreases between the three-month periods in technology reflect the increase in capital asset additions and reductions in headcount and associated administrative costs, since these costs scale with staff.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended September 30, 2024 were $165,814 as compared to $241,627 for the three months ended September 30, 2023. The decrease between the three-month periods in sales and marketing are principally related to moving certain marketing functions from outside providers to inside staff.

Interest Income

For the three months ended September 30, 2024, interest income totaled $19,299 as compared to interest income of $59,297 for the three months ended September 30, 2023.

Net Loss

Our net loss for the three months ended September 30, 2024 was $908,045 as compared to a net loss for the three months ended September 30, 2023 of $890,693.

Capital Expenditures

During the three months ended September 30, 2024 and 2023, we had capital asset additions of $148,000 and $65,200, respectively. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Bylaws of the Registrant	10-Q	001-39553	3.2	November 16, 2020

31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMESITE INC.

Date: November 14, 2024	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Sherlyn W. Farrell
Sherlyn W. Farrell
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)