Form 10-K/A
period 2024-06-30
Amesite Inc.
filed 2025-01-02
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part I, Item 1A and Part II, Item 9A of the previously filed Annual Report on Form 10-K of Amesite Inc. (the “Company”) for the year ended June 30, 2024, filed with the Securities and Exchange Commission on September 30, 2024 (the “Original Form 10-K”), to correct such sections by properly disclosing that, our management concluded that, as of June 30, 2024, our internal control over financial reporting was not effective due to certain identified material weaknesses, including that we did not have existing controls and procedures to review and approve journal entries, and that we did not design control(s) procedures (i) to ensure that stock compensation expense is correctly calculated and recorded for employees, (ii) over the classification of stock-based compensation, and (iii) to ensure that deferred revenue is only recorded when payment is received in advance of fulfilling performance obligations.

Accordingly, Part I, Item 1A and Part II, Item 9A of the Original Form 10-K is hereby amended and restated as set forth below.

This Amendment also includes the filing of new Exhibits 31.1, 31.2, and 32.1, certifications of our Chief Executive Officer and Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a) and (b).

Except as described above, no other changes were made to the Original 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

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

Failure to meet regulatory standards or to ensure the app’s reliability and security could result in negative publicity, loss of trust, and damage to our brand reputation. This could lead to decreased user engagement and lower conversion rates for enterprise licenses. Additionally, any legal actions taken against us for non-compliance, data breaches, or misuse of the app could result in significant financial penalties and long-term damage to our business prospects.

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

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal controls over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the year ended June 30, 2024, our independent registered public accounting firm identified certain material weaknesses, including that we did not have existing controls and procedures to review and approve journal entries, and that we did not design control(s) procedures (i) to ensure that stock compensation expense is correctly calculated and recorded for employees, (ii) over the classification of stock-based compensation, and (iii) to ensure that deferred revenue is only recorded when payment is received in advance of fulfilling performance obligations. While we intend to take steps to remediate the material weaknesses in our internal control over financial reporting through the documentation of processes and controls for transactions that occur in the course of business, and in the financial statement close, reporting and disclosure processes, we may not be successful in remediating such weakness in a timely manner, if at all, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and shareholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Amesite Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amesite Inc. (the “Company”) as of June 30, 2024, and 2023, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to material weaknesses in our internal control over financial reporting, which are described below in “Management’s Annual Report on Internal Control over Financial Reporting”.

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

Our CEO and CFO have evaluated the effectiveness of the company’s internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, they have concluded that our internal control over financial reporting were not effective as of the end of the period covered by this report due to certain identified material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, our management concluded that we did not have existing controls and procedures to review and approve journal entries, and that we did not design control(s) procedures (i) to ensure that stock compensation expense is correctly calculated and recorded for employees, (ii) over the classification of stock-based compensation, and (iii) to ensure that deferred revenue is only recorded when payment is received in advance of fulfilling performance obligations.

Remediation Efforts to Address the Material Weaknesses

With the oversight of senior management and our audit committee, we are taking the steps below and plan to take additional measures to remediate the underlying causes of the material weaknesses:

●	The Company will take steps to remediate the material weaknesses through the documentation of processes and controls for transactions that occur in the course of business, and in the financial statement close, reporting and disclosure processes.

●	The Company will formalize our process and documentation for monitoring internal control over financial reporting. The documentation will serve as the evidence to ascertain whether the control activities are present and functioning, and provide a foundation for the Company to communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

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

(b) Exhibits

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		S-1/A	333-248001	2.1	9/4/2020
2.2	Form of Agreement and Plan of Merger and Reorganization, dated July 14, 2020, by and between Amesite Operating Company, a Delaware corporation, and Amesite Inc., a Delaware corporation		S-1/A	333-248001	2.2	9/4/2020
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-39553	3.1	11/16/2020
3.2	Bylaws of the Registrant.		10-Q	001-39553	3.2	11/16/2020
3.3	Certificate of Designations of Series A Preferred Stock, dated January 13, 2023		8-K	001-39553	3.1	1/13/2023
3.4	Certificate of Amendment to Certificate of Incorporation of Amesite Inc. dated February 16, 2023		8-K	001-39553	3.1	2/21/2023
3.5	Amendment to Bylaws		8-K	001-39553	3.1	5/14/2024
4.1	Form of Warrant		8-K	001-39553	4.1	9/1/2022
4.2	Form of Placement Agent Warrant		8-K	001-39553	4.2	9/1/2022
4.3	Description of Registrant’s Securities		10-K	001-39553	4.3	10/6/2023
10.1+	2017 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization		S-1/A	333-248001	10.7	9/4/2020
10.2+	2018 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization.		S-1/A	333-248001	10.8	9/4/2020
10.3+	First Amendment to Amesite Inc. 2018 Equity Incentive Plan		8-K	001-39553	10.1	2/21/2023
10.4+	Amesite Inc. Deferred Fee Plan		10-K	001-39553	10.4	9/30/2024
19.1	Amesite Inc. Insider Trading Compliance Program		10-K	001-39553	19.1	9/30/2024
23.1	Consent of Turner, Stone & Company, L.L.P.		10-K	001-39553	23.1	9/30/2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Amesite Inc. Clawback Policy		10-K	001-39553	97.1	9/30/2024
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: January 2, 2025	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer