Form 10-Q/A
period 2024-09-30
Amesite Inc.
filed 2025-01-02
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) is to amend and restate Part I, Items 4 of the previously filed Quarterly Report on Form 10-K of Amesite Inc. (the “Company”) for the period ended September 30, 2024, filed with the Securities and Exchange Commission on November 14, 2024 (the “Original Form 10-Q”), to correct the section by properly disclosing that, our management concluded that, as of June 30, 2024, our internal control over financial reporting was not effective due to certain identified material weaknesses. including that we did not have existing controls and procedures to review and approve journal entries, and that we did not design control(s) procedures (i) to ensure that stock compensation expense is correctly calculated and recorded for employees, (ii) over the classification of stock-based compensation, and (iii) to ensure that deferred revenue is only recorded when payment is received in advance of fulfilling performance obligations.

Accordingly, Part I, Item 4 of the Original Form 10-Q is hereby amended and restated as set forth below.

This Amendment also includes the filing of new Exhibits 31.1, 31.2, and 32.1, certifications of our Chief Executive Officer and Principal Financial and Accounting Officer, pursuant to Rule 13a-14(a) and (b).

Except as described above, no other changes were made to the Original 10-Q. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective due to certain identified material weaknesses.

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