Form 10-Q
period 2024-12-31
Amesite Inc.
filed 2025-02-07
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

or

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

There were 3.994.107 shares of the registrant’s common stock issued and outstanding as of February 5, 2025.

-i-

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to a number of risks, and uncertainties and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks are more fully described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. The following is a summary of such risks:

●	our healthcare app’s ability to enable our clients to offer AI-driven tools and resources to do their jobs more efficiently and effectively, without becoming software tech companies;

●	our healthcare app’s ability to result in opportunistic incremental revenue for our clients through use of AI-driven tools;

●	our ability to continue as a going concern;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our platform;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K/A for the year ended June 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on January 2, 2025.

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

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

December 31, 2024

Amesite Inc.

Amesite, Inc.

Condensed Balance Sheets (unaudited)

	December 31, 2024	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$519,706	$2,071,016
Restricted cash	100,000	100,000
Accounts receivable	-	30,060
Prepaid expenses and other current assets	825,495	403,489
Total current assets	1,445,201	2,604,565

Noncurrent Assets
Property and equipment - net	52,110	64,784
Capitalized software - net	638,891	644,828
Total noncurrent assets	691,001	709,612

Total assets	$2,136,202	$3,314,177

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$144,785	$48,907
Accrued and other current liabilities:
Accrued compensation	685,365	655,275
Deferred revenue	15,925	-
Other accrued liabilities	42,662	94,283
Total current liabilities	888,737	798,465

Commitments and Contingencies

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,792,440 and 2,542,440 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	280	255
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and June 30, 2024	-	-
Additional paid-in capital	41,110,368	40,348,958
Accumulated deficit	(39,863,183)	(37,833,501)
Total stockholders’ equity	1,247,465	2,515,712

Total liabilities and stockholders’ equity	$2,136,202	$3,314,177

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Net Revenue	$12,760	$41,443	$24,010	$104,776

Operating Expenses
General and administrative expenses	804,652	443,801	1,437,774	882,063
Technology and content development	211,867	331,224	351,525	664,658
Sales and marketing	127,110	222,502	292,924	464,129
Total operating expenses	1,143,629	997,527	2,082,223	2,010,850

Loss from Operations	(1,130,869)	(956,084)	(2,058,213)	(1,906,074)

Other Income
Interest income	9,232	50,473	28,531	109,770
Total other income	9,232	50,473	28,531	109,770

Net Loss	$(1,121,637)	$(905,611)	$(2,029,682)	$(1,796,304)

Earnings per Share
Basic and diluted loss per share	$(0.40)	$(0.36)	$(0.73)	$(0.71)
Weighted average shares outstanding	2,792,440	2,542,440	2,777,494	2,542,440

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statement Of Stockholders’ Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2023	2,542,440	$255	$39,514,489	$(33,430,319)	$6,084,425
Net loss	-	-	-	(890,693)	(890,693)
Stock-based compensation expense	-	-	55,098	-	55,098
Balance - September 30, 2023	2,542,440	255	39,569,587	(34,321,012)	5,248,830
Net loss	-	-	-	(905,611)	(905,611)
Stock-based compensation expense	-	-	33,133	-	33,133
Balance - December 31, 2023	2,542,440	$255	$39,602,720	$(35,226,623)	$4,376,352

Balance - July 1, 2024	2,542,440	$255	$40,348,958	$(37,833,501)	$2,515,712
Net loss	-	-	-	(908,045)	(908,045)
Issuance of common stock for consulting services	250,000	25	654,975	-	655,000
Stock-based compensation expense	-	-	65,440	-	65,440
Balance - September 30, 2024	2,792,440	280	41,069,373	(38,741,546)	2,328,107
Net loss	-	-	-	(1,121,637)	(1,121,637)
Stock-based compensation expense	-	-	40,995	-	40,995
Balance - December 31, 2024	2,792,440	$280	$41,110,368	$(39,863,183)	$1,247,465

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statements Of Cash Flows (unaudited)

	Six Months Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(2,029,682)	$(1,796,304)
Adjustments to reconcile change in net loss to net cash used in operating activities:
Depreciation and amortization	231,210	292,025
Stock-based compensation expense	106,435	88,232
Value of common stock issued in exchange for consulting services	655,000	-
Changes in operating assets and liabilities which used cash:
Accounts receivable	30,060	15,000
Prepaid expenses and other current assets	(422,006)	(87,421)
Accounts payable	95,878	(5,244)
Accrued compensation	30,090	(25,400)
Deferred revenue	15,925	(40,833)
Accrued and other liabilities	(51,621)	(17,887)
Net cash and cash equivalents used in operating activities	(1,338,711)	(1,577,832)
Cash Flows from Investing Activities
Purchase of property and equipment	-	(1,166)
Investment in capitalized software	(212,599)	(118,200)
Net cash and cash equivalents used in investing activities	(212,599)	(119,366)

Net decrease in cash, cash equivalents, and restricted cash	(1,551,310)	(1,697,198)
Cash, cash equivalents, and restricted cash - Beginning of period	2,171,016	5,360,661
Cash, cash equivalents, and restricted cash - End of period	$619,706	$3,663,463

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Notes to Condensed Financial Statements

Note 1 - Nature of Business

Amesite Inc. (the “Company”) was incorporated in November 2017. Amesite is a pioneering technology company specializing in the development and marketing of B2C and B2B AI-driven solutions, including its higher ed platform and healthcare app. Leveraging its proprietary AI infrastructure, Amesite offers cutting-edge applications that cater to both individual and professional needs. NurseMagic™, the company’s mobile healthcare app, streamlines creation of nursing notes and documentation tasks, enhances patient communication, and offers personalized guidance to nurses on patient care, medications, and handling challenging workplace situations.

Note 2 - Significant Accounting Policies

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and considering the requirements of the United States Securities and Exchange Commission (“SEC”). The Company has a June 30 fiscal year.

In the opinion of management, the condensed financial statements of the Company as of December 31, 2024 and June 30, 2024 and for the six months ended December 31, 2024 and 2023 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

The Company has only one operating segment, as defined by Accounting Standards Codification (“ASC”) 280, “Segment Reporting.”

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

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) insured by the FDIC at the period ended December 31, 2024 was $250,000.

As of June 30, 2024, the Company reclassified a portion of its cash balance to “Restricted Cash” in the balance sheets to reflect amounts pledged as collateral for the Company’s credit card facility. As of December 31, 2024 and June 30, 2024, restricted cash totaled $100,000.

The following is a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet and those reported on the statement of cash flows for six months ended December 31, 2024 and 2023.

	December 31,	December 31,
	2024	2023

Cash and cash equivalents	$519,706	$3,663,463
Restricted cash	100,000	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$619,706	$3,663,463

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At December 31, 2024 and June 30, 2024, the Company’s prepaid expenses consisted of the following.

	December 31,	June 30,
	2024	2024

Insurance	$128,769	$70,830
Professional services	655,000	-
Stock-based compensation	-	300,000
Other general and administrative	41,726	32,659
	$825,495	$403,489

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

	December 31,	June 30,
	2024	2024
Beginning capitalized software	$3,993,691	$3,618,991
Additions	212,600	374,700
Ending capitalized software	$4,206,291	$3,993,691

Beginning accumulated amortization	$3,348,863	$2,840,545
Amortization expense	218,537	508,318
Ending accumulated amortization	$3,567,400	$3,348,863

Capitalized software - net	$638,891	$644,828

Amortization expense for the six months ended December 31, 2024 and 2023 was $218,537 and $279,351, respectively and included as part of “Technology and content development” in the Statements of Operations.

Revenue Recognition

We generate our revenue from contractual arrangements with our clients to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the six months ended December 31, 2024 and 2023, we recognized revenue from contracts with customers of $24,010 and $105,000, respectively, related to services provided over time.

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

For the six months ended December 31, 2024 and 2023, all revenue recognized has been recognized over the related contract periods. For the six months ended December 31, 2024, one customer represents 94% of total revenue. For the six months ended December 31, 2023, two customers represent 21% each, one represents 18%, and one represents 14% of total revenue.

Accounts Receivable, Contract Assets, and Deferred Liabilities

Balance sheet items related to contracts consist of accounts receivable (net), contract assets, and deferred liabilities on our condensed balance sheets. Accounts receivable is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of December 31, 2024 or June 30, 2024.

We may recognize revenue prior to billing a customer when we have satisfied or partially satisfied our performance obligations as billings to our customers may not be made until after the service period has commenced. As of December 31, 2024 and June 30, 2024 we do not have any such contract assets.

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

The following table provides information on the changes in the balance of deferred liabilities:

	December 31,	June 30,
	2024	2024
Opening balance	$35,625	$53,958
Plus billings	3,360	112,923
Less revenue recognized	(23,060)	(166,881)
	$15,925	$-

Revenue recognized during the six months ended December 31, 2024 and 2023 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $0 and $40,800, respectively.

The deferred revenue balance as of December 31, 2024 is expected to be recognized over the next 12 months.

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

Net Loss per Share

At December 31, 2024 and June 30, 2024, the Company had 625,126 and 633,000 potentially dilutive shares of common stock related to common stock options and warrants, respectively, as determined using the if-converted method. For the six months ended December 31, 2024 and 2023, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Subsequent Events

The Company evaluated subsequent events through the date of this Form 10-Q and has determined that no events have occurred that would require recognition or disclosure in the condensed financial statements except as follows.

On January 7, 2025, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”), as representatives of several underwriters to issue and sell 1,201,667 shares of the Company’s common stock at a purchase price of $3.00 per Share. As part of the offering, the Company agreed to issue the underwriters, or their designees, warrants to purchase a number of shares of common stock equal to five percent (5%) of the number of shares sold to the public at an at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $3.75 per share. On January 8, 2025, the Company closed the offering, and the Company sold 1,201,667 Shares to the underwriters for total gross proceeds of approximately $3.6 million. After deducting the underwriting discounts, commission and expenses and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $3.08 million.

Risks and Uncertainties

The Company operates in an industry subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, and other risks associated with an early-stage company, including the potential risk of business failure.

Recently issued accounting standards

In November 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Updates (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which requires a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and an explanation of any additional measures the CODM uses in deciding how to allocate resources, and extend nearly all annual segment reporting requirements to quarterly reporting requirements. In addition, entities with a single reportable segment must now provide all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance will be applied on a retrospective basis, with such disclosures to be made in regard to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09),” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after December 31, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the guidance to determine its impact on our condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)” which requires disclosure each reporting period, in the notes to the financial statements, of specified information about certain costs and expenses. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2026. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

The Company estimates the fair value of each option award using a Black Scholes Model (“BSM”). Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise within the valuation model or estimates the expected option exercise when historical data is unavailable. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. When calculating the amount of annual compensation expense, the Company has elected not to estimate forfeitures and instead accounts for forfeitures as they occur.

500 and 0 options were granted for the six months ended December 31, 2024 or 2023, respectively. As of December 31, 2024, there were approximately $31,000 of total unrecognized compensation costs for employees and non-employees related to nonvested options. These costs are expected to be recognized through May 2027.

A summary of options terminated, as well as those that vested, in the six months ended December 31, 2024 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	235,219	$22.05	5.6
Terminated	-	-	-
Additional vesting	5,909	5.53	8.3
Outstanding and expected to vest at December 31, 2024	241,128	$20.76	5.1

On September 29, 2021, the board of directors approved changes to our director compensation program for fiscal year 2022 and beyond. The board instituted an annual cash retainer for directors in the amount of $48,000 per director with an additional retainer for the chair of our Compensation Committee and Audit Committee of $7,500 and $10,000, respectively. Directors can choose to receive deferred stock units in lieu of cash payments. For the six months ended December 31, 2024, $101,000 in deferred stock units were awarded and $35,765 in cash compensation was accrued.

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

As of December 31, 2024, the Company has 615,643 shares of common stock available for granting under the Plan.

On July 11, 2024, the Company issued 250,000 shares of common stock to a consultant under an agreement for activities related to potential future financing. The $655,000 market value of those shares is reflected in the Company’s common stock and additional paid in capital accounts and has been capitalized as deferred issuance costs in current assets until such time the financing is complete. These costs were recognized as an expense against the proceeds of the public offering that closed January 8, 2025 pursuant to ASC 340-10-S99-1. See Note 2, Subsequent Events.

Note 4 - Warrants

The Company measures the fair value of warrants using Black-Scholes Model. No warrants have been issued during the six months ended December 31, 2024 or 2023. As of December 31, 2024 and June 30, 2024, there were 383,998 and 397,781 warrants outstanding, respectively. The weighted average exercise price is $11.88 with a weighted average remaining contractual term of 3 years at December 31, 2024.

Note 5 - Income Taxes

For the six months ended December 31, 2024 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the six months ended December 31, 2024 and 2023.

The Company has approximately $29.3 million of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets.

Note 6 - Revision to Prior Period Financial Statements

The stock issued during the first fiscal quarter was valued at an incorrect date. This resulted in an overstatement of current assets and additional paid-in capital at September 30, 2024. There was no impact on the statement of operations for the three months ended September 30, 2024.

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on this evaluation, taking into account the guidance in the SEC Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”), the Company concluded that the correction would not be material to the financial position or results of operations for the three ended September 30, 2024. The unaudited financial statements as of September 30, 2024, are revised as follows:

	As previously
	reported	Revisions	As revised
Balance sheet at September 30, 2024
Prepaid expenses and other current assets	$962,021	$(65,000)	$897,021
Total current assets	$2,496,774	$(65,000)	$2,431,774
Total assets	$3,236,110	$(65,000)	$3,171,110

Additional paid-in capital	$41,134,373	$(65,000)	$41,069,373
Total stockholders’ equity	$2,393,107	$(65,000)	$2,328,107
Total liabilities and stockholders’ equity	$3,236,110	$(65,000)	$3,171,110

Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2024
Revaluation of common shares issued for consulting services	$720,000	$(65,000)	$655,000
Additional paid-in capital	$41,134,373	$(65,000)	$41,069,373
Total stockholders’ equity	$2,393,107	$(65,000)	$2,328,107

Statement of Cash Flows for the three months ended September 30, 2024
Value of common stock issued in exchange for consulting services	$720,000	$(65,000)	$655,000
Prepaid expenses and other current assets	$(558,532)	$65,000	$(493,532)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2024 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, or SEC, on January 2, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the six months ended December 31, 2024 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP, and the requirements of the SEC. You should read the discussion and analysis together with such financial statements and the related notes thereto.

The Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has had a history of net losses and negative cash flows from operating activities since inception and expects to continue to incur net losses and use cash in its operations in the foreseeable future.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $2,029,682 for the six months ended December 31, 2024, and we incurred a net loss of $39.9 million for the period from November 14, 2017 (date of incorporation) to December 31, 2024.

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

Financial Position, Liquidity, and Capital Resources

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $2,029,682 for the six months ended December 31, 2024, and we incurred a net loss of $39.9 million for the period from November 14, 2017 (date of incorporation) to December 31, 2024.

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

On August 2, 2021, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), under which, subject to specified terms and conditions, we may sell up to $16.5 million shares of common stock. Our net proceeds under the Purchase Agreement will depend on the frequency of sales and the number of shares sold to Lincoln Park and the prices at which we sell shares to Lincoln Park. On August 2, 2021, we sold 63,260 shares of our common stock to Lincoln Park in an initial purchase under the Purchase Agreement for a total purchase price of $1,500,000. We also issued 12,727 shares of our common stock to Lincoln Park as consideration for its irrevocable commitment to purchase our common stock under the Purchase Agreement. Total common stock reserved for this Purchase Agreement is 274,014 shares.

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

As of December 31, 2024, our cash and cash equivalent balance totaled $519,706.

On January 8, 2025, we closed on a public offering of our common stock and received approximately $3.08 million of cash proceeds, net of underwriting discounts, commissions and other offering costs.

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

Cash, Cash Equivalents, including US Treasury Market Fund

As of December 31, 2024 and June 30, 2024 our cash and cash equivalents totaled $519,706 and $2,071,016 respectively with the majority invested in a short-term US Treasury Fund returning approximately 5%. The Fund is invested in US Treasuries with a 7-day liquidity. The decision to allocate funds to the short-term US Treasury Fund is based on our investment strategy, which prioritizes liquidity and stability while receiving current rate returns. The returns from the fund for the six months ended December 31, 2024 were 5.6% and in line with our expectations and the broader market trends for similar investment vehicles. We continuously monitor our investment portfolio, considering market conditions and our liquidity needs, ensuring alignment with our broader financial strategy and risk tolerance.

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

The Company capitalized software of $212,600 and $118,000 and recognized amortization expense of $218,537 and $279,000 for the six months ended December 31, 2024 and 2023, respectively.

Revenue Recognition

We generate substantially all our revenue from contractual arrangements with our clients to provide a comprehensive platform of tightly integrated technology and technology enabled services related to product offerings. Revenue related to our licensing arrangements is generally recognized ratably over the contract term commencing upon platform delivery. Revenue related to licensing arrangements recognized in a given time period will consist of contracts that went live in the current period or that went live in previous periods and are currently ongoing.

We have recorded accounts receivable of $0 and $30,060 as of December 31, 2024 and June 30, 2024, respectively. We have set up deferred revenue liabilities at the end of each period to reflect performance obligations to be performed in future periods for our services delivered over time. Future obligations related to deferred revenue totaled $15,925 and $0 as of December 31, 2024 and June 30, 2024 respectively.

The majority of our customers are private and public learning institutions across various domestic regions. For the six months ended December 31, 2024, one customers comprised approximately 94% of total revenue.

Results of Operations

Revenue

We generated revenues of approximately $24,000 for the six months ended December 31, 2024 as compared to $105,000 for the six months ended December 31, 2023.

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

General and administrative expenses for the six months ended December 31, 2024 were approximately $1,438,000 as compared to approximately $882,000 for the six months ended December 31, 2023. The increase is largely attributable to Board stock compensation and increased legal and professional fees.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the six months ended December 31, 2024 were approximately $352,000 as compared to approximately $664,000 for the six months ended December 31, 2023. The decrease is principally related to reductions in headcount and associated administrative costs, reflecting the completion of certain learning programs that are now offered by our customers and require less staffing to maintain than to build.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the six months ended December 31, 2024 were approximately $293,000 as compared to approximately $464,000 for the six months ended December 31, 2023. The decrease is principally related to refinement of sales and marketing processes to those that focus messaging directly to our key markets and offer improved lead generation. We have seen increases in marketing qualified leads (MQLs) in both periods, while reducing the overall sales and marketing spends.

Interest Income

For the six months ended December 31, 2024, interest income approximated $28,500 as compared to interest income of $110,000 for the six months ended December 31, 2023.

Net Loss

Our net loss for the six months ended December 31, 2024 was approximately $2,030,000 as compared to a net loss for the six months ended December 31, 2023 of approximately $1,796,000. The loss was about 11% higher during the six months ended December 31, 2024 compared to 2023 as a result of increased Board stock compensation and professional fees, offset by decreases in technology and content development and sales and marketing.

Capital Expenditures

During the six months ended December 31, 2024 and 2023, we had capital asset additions of $212,600 and $118,000 in capitalized technology and content development. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

Nasdaq Deficiency Letter

On November 26, 2024, the Company received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), nor was it in compliance with either of the alternative listing standards, either a market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

Pursuant to the Nasdaq Letter, the Company had 45 calendar days from the date of the Nasdaq Letter to submit a plan to regain compliance. On January 10, 2025, the Company submitted a plan to regain compliance. In addition, on January 10, 2025, the Company filed a Current Report on Form 8-K reporting that as a result of the Company’s January 2025 public offering, that it believed that it had regained compliance with the Stockholders’ Equity Requirement. On January 23, 2025, the Company received written notice from Nasdaq that based on the Company’s Form 8-K dated January 10, 2025, Nasdaq has determined that the Company complies with the Stockholders’ Equity Requirement and that if the Company fails to evidence compliance upon filing its next periodic report it may be subject to delisting, at which time Nasdaq will provide written notification to the Company, which the Company may then appeal to a Hearings Panel.

The Company intends to take all reasonable measures available to maintain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. However, there can be no assurance that the Company will be successful in maintaining compliance with the Stockholders’ Equity Requirement and all applicable requirements for continued listing.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K/A, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K/A.

If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, then our common stock would be delisted from the Nasdaq Capital Market, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

On November 26, 2024, the Company received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), nor was it in compliance with either of the alternative listing standards, either a market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

Pursuant to the Nasdaq Letter, the Company had 45 calendar days from the date of the Nasdaq Letter to submit a plan to regain compliance. On January 10, 2025, the Company submitted a plan to regain compliance. In addition, on January 10, 2025, the Company filed a Current Report on Form 8-K reporting that as a result of the Company’s January 2025 public offering, that it believed that it had regained compliance with the Stockholders’ Equity Requirement. On January 23, 2025, the Company received written notice from Nasdaq that based on the Company’s Form 8-K dated January 10, 2025, Nasdaq has determined that the Company complies with the Stockholders’ Equity Requirement and that if the Company fails to evidence compliance upon filing its next periodic report it may be subject to delisting, at which time Nasdaq will provide written notification to the Company, which the Company may then appeal to a Hearings Panel.

The Company intends to take all reasonable measures available to maintain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. However, there can be no assurance that the Company will be successful in maintaining compliance with the Stockholders’ Equity Requirement and all applicable requirements for continued listing.

Neither the Nasdaq Letter nor our noncompliance have an immediate effect on the listing or trading of the our common shares, which will continue to trade on the Nasdaq Capital Market under the symbol “AMST.”

If the Nasdaq Capital Market delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect the common stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	substantially impair our ability to raise additional funds;

●	the loss of institutional investor interest and a decreased ability to issue additional securities or obtain additional financing in the future;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	potential breaches of representations or covenants of our agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements, which, regardless of merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

Our stock price is and may continue to be volatile and you may not be able to resell our common stock at or above the price you paid.

The market price for our common stock is volatile and may fluctuate significantly in response to a number of factors, many of which we cannot control, such as quarterly fluctuations in financial results, the timing and our ability to advance the development of our product candidates or changes in securities analysts’ recommendations could cause the price of our stock to fluctuate substantially. Each of these factors, among others, could harm your investment in our common stock and could result in your being unable to resell the shares of our common stock that you purchase at a price equal to or above the price you paid.

In addition, the stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of the issuer. Between February 4, 2024 and February 4, 2025, the closing sales price of our common stock reported on the Nasdaq Capital Market ranged between $1.88 and $5.11 per share. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Bylaws of the Registrant	10-Q	001-39553	3.2	November 16, 2020

4.1	Form of Senior Debt Indenture, between the Company and one or more trustees to be named	S-3/A	001-39553	4.2	December 13, 2024

4.2	Form of Subordinated Debt Indenture, between the Company and one or more trustees to be named	S-3/A	001-39553	4.3	December 13, 2024

4.3	Form of Underwriters’ Warrant	8-K	001-39553	4.1	January 10, 2025

10.1	Berman CFO Agreement	8-K	001-39553	10.1	November 26, 2024

10.2	Underwriting Agreement, dated January 7, 2025, by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters listed in Schedule I thereto.	8-K	001-39553	1.1	January 10, 2025

31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 is formatted in Inline XBRL					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMESITE INC.

Date: February 7, 2025	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2025	By:	/s/ Sarah Berman
Sarah Berman
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)