Form 10-Q
period 2025-03-31
Amesite Inc.
filed 2025-05-15
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

(734) 876-8140

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

There were 4,572,713 shares of the registrant’s common stock issued and outstanding as of May 15, 2025.

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

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Amesite, Inc.

Condensed Balance Sheets (unaudited)

	March 31, 2025	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$2,858,963	$2,071,016
Restricted cash	100,000	100,000
Accounts receivable	4,440	30,060
Prepaid expenses and other current assets	175,721	403,489
Total current assets	3,139,124	2,604,565

Noncurrent Assets
Property and equipment - net	45,773	64,784
Capitalized software - net	624,319	644,828
Total noncurrent assets	670,092	709,612

Total assets	$3,809,216	$3,314,177

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$30,937	$48,907
Accrued compensation	167,184	655,275
Deferred revenue	3,835	-
Other accrued liabilities	8,998	94,283
Total current liabilities	210,954	798,465

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 4,572,713 and 2,592,440 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	458	255
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and June 30, 2024	-	-
Additional paid-in capital	44,124,405	40,348,958
Accumulated deficit	(40,526,601)	(37,833,501)
Total stockholders’ equity	3,598,262	2,515,712

Total liabilities and stockholders’ equity	$3,809,216	$3,314,177

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net Revenue	$30,690	$34,261	$54,700	$139,037

Operating Expenses
General and administrative expenses	428,465	1,134,867	1,866,239	2,016,930
Technology and content development	172,098	223,845	523,623	888,503
Sales and marketing	117,849	139,333	410,773	603,462
Total operating expenses	718,412	1,498,045	2,800,635	3,508,895

Loss from Operations	(687,722)	(1,463,784)	(2,745,935)	(3,369,858)

Other Income
Interest income	24,304	37,872	52,835	147,642
Total other income	24,304	37,872	52,835	147,642

Net Loss	$(663,418)	$(1,425,912)	$(2,693,100)	$(3,222,216)

Earnings (loss) per Share
Basic and diluted loss per share	$(0.16)	$(0.56)	$(0.85)	$(1.27)
Weighted average shares outstanding	4,054,939	2,542,440	3,177,932	2,542,440

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2024	2,542,440	$255	$40,348,958	$(37,833,501)	$2,515,712
Net loss	-	-	-	(908,045)	(908,045)
Issuance of common stock for consulting services	250,000	25	654,975	-	655,000
Stock-based compensation	-	-	65,440	-	65,440
Balance - September 30, 2024	2,792,440	280	41,069,373	(38,741,546)	2,328,107
Net loss	-	-	-	(1,121,637)	(1,121,637)
Stock-based compensation	-	-	40,995	-	40,995
Balance - December 31, 2024	2,792,440	280	41,110,368	(39,863,183)	1,247,465
Net loss	-	-	-	(663,418)	(663,418)
Public offering common stock purchases, net of offering costs of $1,164,050	1,201,667	120	2,440,711	-	2,440,831
Warrants issued	-	-	95,984	-	95,984
Stock-based compensation, net of forfeitures	-	-	(144,609)	-	(144,609)
Restricted shares in exchange for accrued director compensation	578,606	58	621,951	-	622,009
Balance - March 31, 2025	$4,572,713	$458	$44,124,405	$(40,526,601)	$3,598,262

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2023	2,542,440	$255	$39,514,489	$(33,430,319)	$6,084,425
Net loss	-	-	-	(890,693)	(890,693)
Stock-based compensation	-	-	55,098	-	55,098
Balance - September 30, 2023	2,542,440	255	39,569,587	(34,321,012)	5,248,830
Net loss	-	-	-	(905,611)	(905,611)
Stock-based compensation	-	-	33,133	-	33,133
Balance - December 31, 2023	2,542,440	255	39,602,720	(35,226,623)	4,376,352
Net loss	-	-	-	(1,425,912)	(1,425,912)
Stock-based compensation	-	-	672,507	-	672,507
Balance - March 31, 2024	2,542,440	$255	$40,275,227	$(36,652,535)	$3,622,947

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(2,693,100)	$(3,222,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331,719	414,177
Stock-based compensation expense	(38,174)	760,738
Warrants issued for underwriting fee	95,984	-
Changes in operating assets and liabilities which used cash:
Accounts receivable	25,620	15,000
Prepaid expenses and other current assets	227,768	(73,476)
Accounts payable	(17,970)	(7,063)
Accrued compensation	133,799	(900)
Deferred revenue	3,835	(52,083)
Other accrued liabilities	(85,285)	6,459
Net cash and cash equivalents used in operating activities	(2,015,804)	(2,159,364)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(1,166)
Investment in capitalized software	(292,199)	(227,600)
Net cash and cash equivalents used in investing activities	(292,199)	(228,766)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	3,095,950	-
Net cash and cash equivalents provided by financing activities	3,095,950	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	787,947	(2,388,130)
Cash, cash equivalents, and restricted cash - Beginning of period	2,171,016	5,360,661
Cash, cash equivalents, and restricted cash - End of period	$2,958,963	$2,972,531

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Settle restricted stock units through common stock issuance to directors	$600,000	$-
Issuance of common stock for accrued director compensation	$21,890	$-
Issuance of common stock for public offering consulting expenses	$655,000	$-

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

In the opinion of management, the condensed financial statements of the Company as of March 31, 2025 and for the three and nine months ended March 31, 2025 and 2024 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These condensed financial statements should be read together with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2024.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) insured by the FDIC at year end was $250,000.

As of June 30, 2024, the Company reclassified a portion of its cash balance to “Restricted Cash” in the balance sheets to reflect amounts pledged as collateral for the Company’s credit card facility. As of March 31, 2025 and June 30, 2024, restricted cash totaled $100,000.

The following is a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet and those reported on the statement of cash flows at March 31, 2025 and 2024.

	March 31,	March 31,
	2025	2024

Cash and cash equivalents	$2,858,963	$2,972,531
Restricted cash	100,000	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,958,963	$2,972,531

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At March 31, 2025 and June 30, 2024, the Company’s prepaid expenses consisted of the following.

	March 31,	June 30,
	2025	2024

Insurance	$104,039	$70,830
Stock-based compensation	-	300,000
Other general and administrative	71,682	32,659

	$175,721	$403,489

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

	March 31,	June 30,
	2025	2024
Beginning capitalized software	$3,993,691	$3,618,991
Additions	292,200	374,700
Ending capitalized software	4,285,891	3,993,691

Beginning accumulated amortization	3,348,863	2,840,545
Amortization expense	312,709	508,318
Ending accumulated amortization	3,661,572	3,348,863

Capitalized software - net	$624,319	$644,828

Amortization expense for the nine months ended March 31, 2025 and 2024 was $312,709 and $395,165, respectively and included as part of “Technology and content development” in the Statements of Operations. Amortization expense for the three months ended March 31, 2025 and 2024 was $94,172 and $113,153, respectively and included as part of “Technology and content development” in the Statements of Operations.

Revenue Recognition

We generate our revenue from contractual arrangements with our clients to provide a comprehensive platform of integrated technology and technology enabled services related to product offerings. During the nine months ended March 31, 2025 and 2024, we recognized revenue from contracts with customers of $54,700 and $139,037, respectively, related to services provided over time. During the three months ended March 31, 2025 and 2024, we recognized revenue from contracts with customers of $30,690 and $34,261, respectively, related to services provided over time.

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

For the three and nine months ended March 31, 2025 and 2024, all revenue recognized has been recognized over the related contract periods. For the three and nine months ended March 31, 2025, one customer represents 37% and 62%, respectively, of total revenue. For the three and nine months ended March 31, 2024, three customers represented 99% and 24% each of total revenue.

Accounts Receivable and Deferred Liabilities

Balance sheet items related to contracts consist of accounts receivable (net), contract assets, and deferred liabilities on our condensed balance sheets. Accounts receivable is stated at net realizable value, and we utilize the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of the amounts due. Our estimates are reviewed and revised periodically based on historical collection experience and a review of the current status of accounts receivable. Historically, actual write-offs for uncollectible accounts have not significantly differed from prior estimates. There was no allowance for doubtful accounts on accounts receivable balances as of March 31, 2025 or June 30, 2024.

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

The following table provides information on the changes in the balance of deferred liabilities:

	Nine Months Ended	Fiscal Year Ended
	March 31,	June 30,
	2025	2024
Opening balance	$-	$53,958
Plus billings	38,985	112,923
Less revenue recognized	(35,150)	(166,881)
	$3,835	$-

Revenue recognized during the nine months ended March 31, 2025 and year ended June 30, 2024 that was included in the deferred revenue balance that existed in the opening balance of each year was approximately $-0- and $54,000, respectively.

The deferred liability balance as of March 31, 2025 is expected to be recognized over the next 12 months.

Stock-Based Compensation

We have issued four types of stock-based awards under our stock plans: stock options, restricted stock units, deferred stock units, and stock warrants. All stock-based awards granted to employees, directors and independent contractors are measured at fair value at each grant date. We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatility of the Company’s stock prices. Stock options generally vest over two years from the grant date and generally have ten-year contractual terms. Restricted stock units generally have a term of 12 months from the closing date of the agreement. Deferred stock units originate from directors deferring their quarterly cash compensation and vest (and are issuable) upon their departure. Stock warrants issued have a term of five years. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Note 3 in the Notes to Condensed Financial Statements.

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

Net Earnings (Loss) per Share

At March 31, 2025 and June 30, 2024, the Company had 603,971 and 633,000, respectively, potentially dilutive shares of common stock related to common stock options and warrants as determined using the if-converted method. For the three months and nine months ended March 31, 2025 and 2024, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Subsequent Events

The Company evaluated subsequent events through the date this Form 10-Q was filed and has determined that no events have occurred that would require recognition or disclosure in the condensed financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09),” which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after December 31, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the guidance to determine its impact on our condensed financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)” which requires disclosure each reporting period, in the notes to the financial statements, of specified information about certain costs and expenses. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2026. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

1,200 and 0 options were granted for the nine months ended March 31, 2025 or 2024, respectively. As of March 31, 2025, there were approximately $27,000 of total unrecognized compensation costs for employees and non-employees related to nonvested options. These costs are expected to be recognized through September 2027.

A summary of options terminated, as well as those that vested, during the nine months ended March 31, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	235,219	$22.05	5.6
Terminated	(69,421)	(19.64)	(2.31)
Additional vesting	9,112	10.10	4.8
Outstanding and vested at March 31, 2025	174,910	$21.19	5.1

A summary of options terminated, as well as those that vested, during the three months ended March 31, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	241,128	$20.76	5.1
Terminated	(69,421)	(19.64)	(2.31)
Additional vesting	3,203	18.53	7.14
Outstanding and vested at March 31, 2025	174,910	$21.19	5.1

On September 29, 2021, the board of directors approved changes to our director compensation program for fiscal year 2022 and beyond. The board instituted an annual cash retainer for directors in the amount of $48,000 per director with an additional retainer for the chair of our Compensation Committee and Audit Committee of $7,500 and $10,000, respectively. Directors can choose to receive deferred stock units in lieu of cash payments. For the nine months ended March 31, 2025, $153,375 in deferred stock units were awarded and $41,625 in cash compensation was paid. For the three months ended March 31, 2025, $52,375 in deferred stock units were awarded.

On December 23, 2024, two directors resigned before their deferred stock units vested on December 31, 2024. Accordingly, a liability was recorded at December 31, 2024 to compensate them for their service for the partial quarter. During the three months ended March 31, 2025, 2,185 shares of common stock were issued to each director valued at the closing price of the stock on their resignation date, totaling $10,945 each, or $21,890 in total. This is included in stock-based compensation in the accompanying financial statements.

A summary of deferred stock units terminated/settled, as well as those that vested, during the three and nine months ended March 31, 2025 is presented below:

		Weighted Average
	Number of	Exercise
	Shares	Price
Nine months ended:
Outstanding, June 30, 2024	207,342	$3.64
Issued	55,258	2.78
Terminated/Settled	(92,063)	2.89
Outstanding, March 31, 2025	170,537	$2.89

Three months ended:
Outstanding, December 31, 2024	240,957	$2.91
Issued	21,643	2.42
Terminated/Settled	(92,063)	2.89
Outstanding, March 31, 2025	170,537	$2.89

Note: the weighed average remaining contractual term is not applicable since these do not vest until the director leaves service.

Note: the weighed average remaining contractual term is not applicable since these do not vest until the director leaves service.

On September 29, 2021, the board of directors approved changes to our director compensation program for fiscal year 2022 and beyond. The board instituted annual restricted stock units (RSU) for directors in the amount of $100,000 per director. These restricted stock units vest on their one year anniversary if the director served the entire year. During the three months ended March 31, 2025, the Company issued the vested RSUs.

A summary of restricted stock units terminated, as well as those that vested, during the three and nine months ended March 31, 2025 is presented below:

		Weighted Average	Weighted
	Number of	Exercise	Average
	Shares	Price	Term
Nine months ended:
Outstanding, June 30, 2024	555,432	$3.24	-
Issued	165,288	2.42	0.93
Terminated/Resigned	(73,260)	2.73	-
Settled	(482,172)	3.24	-
Outstanding, March 31, 2025	165,288	$2.42	0.93

Three months ended:
Outstanding, December 31, 2024	555,432	$3.24	-
Issued	165,288	2.42	0.93
Terminated/Resigned	(73,260)	2.73	-
Settled	(482,172)	3.24	-
Outstanding, March 31, 2025	165,288	$2.42	0.93

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

On July 11, 2024, the Company issued 250,000 shares of common stock to a consultant under an agreement for activities related to potential future financing. The $655,000 market value of those shares is reflected in the Company’s common stock and additional paid in capital accounts was capitalized as deferred issuance costs in current assets until the financing was completed January 8, 2025. At which time, these costs were recognized as an expense against the proceeds of the public offering pursuant to ASC 340-10-S99-1 (see Note 4).

On March 7, 2025, the Board of Directors authorized the issuance of 247,932 common stock shares for the 2023 common stock grant to the non-employee directors totaling $100,000 per director. Accordingly the $600,000 in accrued compensation on the balance sheet at June 30, 2024 was recognized in equity during the quarter ended March 31, 2025. Additionally, the Board of Directors authorized the settlement of deferred stock units to two resigned directors, totaling 96,434 shares of common stock issued.

During the quarter ended March 31, 2025, the shares due to directors from the 2022 restricted stock unit grant were issued, totaling 87,720 shares of common stock. Additionally, the director restricted stock unit grants for 2024 issued and vested, totaling 146,520 shares of common stock.

Lastly, the Board of Directors approved the issuance of 200,000 shares plus an additional 100,000 shares pursuant to the Company's 2018 Equity Incentive Plan to be issuable at the sole discretion of the Chief Executive Officer.

As of March 31, 2025, the Company has 528,456 shares of common stock available for granting under the Plan.

Note 4 - Warrants

On January 7, 2025, the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”), as representatives of several underwriters to issue and sell 1,201,667 shares of the Company’s common stock at a purchase price of $3.00 per share. As part of the offering, the Company agreed to issue the underwriters, or their designees, warrants to purchase a number of shares of common stock equal to five percent (5%) of the number of shares sold to the public at an at an exercise price equal to 125.0% of the offering price per share of common stock, or $3.75 per share. The fair value of the warrants issued was approximately $96,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 108%; (ii) risk free rate of 3.65%; and (iii) expected life of the warrants of 5 years. No warrants were issued during the nine months ended March 31, 2024.

A summary of warrant activity during the nine months ended March 31, 2025 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	397,781	$8.25	3.5
Expired	(13,783)	(19.64)	(0)
Additional issuances	45,063	10.10	4.8
Outstanding and vested at March 31, 2025	429,061	$11.03	3.0

Note 5 - Income Taxes

For the nine months ended March 31, 2025 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities.

The Company has approximately $29.9 million of net operating loss carryforwards available to reduce future income taxes, of which approximately $17,000 of net operating loss carryforwards expire in 2037. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the three or nine months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2024 included in our Annual Report on Form 10-K/A filed with the SEC on January 2, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the nine months ended March 31, 2025 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP, and the requirements of the SEC. You should read the discussion and analysis together with such financial statements and the related notes thereto.

The Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has had a history of net losses and negative cash flows from operating activities since inception and expects to continue to incur net losses and use cash in its operations in the foreseeable future.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $2,693,100 for the nine months ended March 31, 2025, and we incurred a net loss of $40.5 million for the period from November 14, 2017 (date of incorporation) to March 31, 2025.

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

Financial Position, Liquidity, and Capital Resources

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $2,693,100 for the nine months ended March 31, 2025, and we incurred a net loss of $40.5 million for the period from November 14, 2017 (date of incorporation) to March 31, 2025.

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

On January 8, 2025, we closed on a public offering of our common stock and received approximately $3.1 million of cash proceeds, net of underwriting discounts, commissions and other offering costs.

As of March 31, 2025, our cash and cash equivalent balance totaled $2,858,963.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 in the “Notes to Condensed Financial Statements,” we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our condensed financial statements.

Cash, Cash Equivalents, including US Treasury Market Fund

As of March 31, 2025 and June 30, 2024 our cash and cash equivalents totaled $2,858,963 and $2,071,016 respectively with the majority invested in a short-term US Treasury Fund returning approximately 5%. The Fund is invested in US Treasuries with a 7-day liquidity. The decision to allocate funds to the short-term US Treasury Fund is based on our investment strategy, which prioritizes liquidity and stability while receiving current rate returns. The returns from the fund for the nine months ended March 31, 2025 and 2024 were 4.9% and 5.0%, respectively, and in line with our expectations and the broader market trends for similar investment vehicles. We continuously monitor our investment portfolio, considering market conditions and our liquidity needs, ensuring alignment with our broader financial strategy and risk tolerance.

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

The Company capitalized software of $292,200 and $227,600 and recognized amortization expense of $312,709 and $395,165 for the nine months ended March 31, 2025 and 2024, respectively.

Revenue Recognition

We generate substantially all our revenue from contractual arrangements with our clients to provide a comprehensive platform of tightly integrated technology and technology-enabled services related to product offerings. Revenue related to our licensing arrangements is generally recognized ratably over the contract term commencing upon platform delivery. Revenue related to licensing arrangements recognized in a given time period will consist of contracts that went live in the current period or that went live in previous periods and are currently ongoing.

We have recorded accounts receivable of $4,440 and $30,060 as of March 31, 2025 and June 30, 2024, respectively. We have set up deferred revenue liabilities at the end of each period to reflect performance obligations to be performed in future periods for our services delivered over time. Future obligations related to deferred revenue totaled $3,835 and $0 as of March 31, 2025 and June 30, 2024 respectively.

Results of Operations

Revenue

We generated revenues of approximately $31,000 for the three months ended March 31, 2025 as compared to $34,000 for the three months ended March 31, 2024. We generated revenues of approximately $55,000 for the nine months ended March 31, 2025 as compared to $139,000 for the nine months ended March 31, 2024.

We have strongly pivoted to growing our customer base while reducing risk and losses, resulting in a larger client base, a short-term reduction in overall revenue and a dramatic reduction in cash burn. Larger, cash-upfront deals were struggling to produce sustainable revenue, as administrative barriers within nonprofits, high price points set by customers, and inability or unwillingness of customers to partner with schools, businesses and other entities to purchase products hampered growth.

We continue to believe that AI-powered B2B and B2C solutions, priced affordably, will supplant other similar products in the mid to long term. We have focused all new development work on delivering AI tools to markets hungry for increased capability that immediately impacts both their performance and their bottom line. The NurseMagicTM app is the first of these and has already gained traction with larger entities.

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

General and administrative expenses for the three months ended March 31, 2025 were approximately $428,000 as compared to approximately $1,135,000 for the three months ended March 31, 2024. The decrease is largely attributable to a reduction in stock-based compensation. General and administrative expenses for the nine months ended March 31, 2025 were approximately $1,866,000 as compared to $2,017,000 for the nine months ended March 31, 2024. This decrease is primarily attributable to a reduction in stock-based compensation.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended March 31, 2025 were approximately $172,000 as compared to approximately $224,000 for the three months ended March 31, 2024. Technology and content development expenses for the nine months ended March 31, 2025 were approximately $524,000 as compared to $889,000 for the nine months ended March 31, 2024. The decrease is principally related to reductions in headcount and associated administrative costs, reflecting the completion of certain programs that are now offered to our customers and require less staffing to maintain than to build.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended March 31, 2025 were approximately $118,000 as compared to approximately $139,000 for the three months ended March 31, 2024. Sales and marketing expenses for the nine months ended March 31, 2025 were approximately $411,000 as compared to $603,000 for the nine months ended March 31, 2024. The decrease is principally related to refinement of sales and marketing processes to those that focus messaging directly to our key markets and offer improved lead generation. We have seen increases in marketing qualified leads (MQLs) in both periods, while reducing the overall sales and marketing spends.

Interest Income

For the three months ended March 31, 2025, interest income approximated $24,000 as compared to interest income of $38,000 for the three months ended March 31, 2024. For the nine months ended March 31, 2025, interest income approximated $53,000, as compared to interest income of $148,000 for the nine months ended March 31, 2024.

Net Loss

Our net loss for the three months ended March 31, 2025 was approximately $663,000 as compared to a net loss for the three months ended March 31, 2024 of approximately $1.4 million. The loss for the nine months ended March 31, 2025 was approximately $2.7 million, as compared to $3.2 million for the nine months ended March 31, 2024. The loss was about 16% lower during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 as a result of decreased stock compensation and decreases in technology and content development and sales and marketing as discussed above.

Capital Expenditures

During the nine months ended March 31, 2025 and 2024, we had capital asset additions of $292,200 and $228,000, respectively, in capitalized technology and content development. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platform.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Neither the Nasdaq Letter nor our noncompliance have an immediate effect on the listing or trading of our common shares, which will continue to trade on the Nasdaq Capital Market under the symbol “AMST.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Certificate of Designations of Series A Preferred Stock, dated January 13, 2023	8-K	001-39553	3.1	January 13, 2023

3.3	Certificate of Amendment to Certificate of Incorporation of Amesite Inc. dated February 16, 2023	8-K	001-39553	3.1	February 21, 2023

3.4	Bylaws of the Registrant, as amended					X

4.1	Form of Underwriters’ Warrant	8-K	001-39553	4.1	January 10, 2025

10.1	Underwriting Agreement, dated January 7, 2025, by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters listed in Schedule I thereto.	8-K	001-39553	1.1	January 10, 2025

31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMESITE INC.

Date: May 15, 2025	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Sarah Berman
Sarah Berman
Principal Financial and Accounting Officer
(Principal Financial Officer)
(Principal Accounting Officer)