Form 10-K
period 2025-06-30
Amesite Inc.
filed 2025-09-29
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2024 was approximately $15,375,000, based on the closing price for the common stock on the Nasdaq Capital Market on December 31, 2024 of $4.75.

On September 29, 2025, there were 4,572,713 shares of common stock of the registrant, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its next Annual Meeting of Stockholders. Such proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Amesite, Inc.’s suite of assets is collectively referred to as our “Site.” Our Site includes all of our products and services and all of the technology and business services that create them, in part or whole: a blend of software, hardware, content, and technology that includes everything from behind-the-scenes processes to the user interface, our website, data handling, communication, and advanced analytics. The NurseMagic™ website available at https://www.nursemagic.ai, and/or our mobile app available at https://app.nursemagic.ai, NurseMagic™ is a product owned and operated by Amesite, Inc. (“Amesite,” “we,” “our,” or “us”).

The following is a summary of risks related to our Site:

●	our planned expansions and improvements to our Site, and our ability to deliver solutions that demonstrably offer meaningful return on investment (ROI) to our customers;

●	our ability to deliver our Site to our customers at a price point that enables us to generate sufficient revenue to become profitable;

●	our ability to continue as a going concern;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our Site;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

ITEM 1. BUSINESS

Overview

Amesite is a technology company focused on building and commercializing AI-powered solutions for the healthcare sector, with particular emphasis on the post-acute care market. In fiscal 2025, we completed our pivot from an education-centric model to one firmly anchored in the demands and opportunities of healthcare—a shift driven by the scale, complexity, and attractive growth potential of this sector.

We operate through two product lines under our NurseMagic™ brand: a B2C (direct-to-practitioner) app and a B2B (enterprise) platform. These solutions directly address operational, compliance, and efficiency challenges faced by healthcare professionals and organizations.

Our B2C NurseMagic™ app connects directly with working nurses and caregivers, providing tools to reduce documentation time, simplify communication, and support daily workflow. Feedback and usage patterns from these users have been instrumental, allowing us to rapidly refine features and ensure our offerings are relevant to current industry demands.

Building on these real-world insights, our B2B NurseMagic™ solution serves healthcare businesses—including home health, skilled nursing, hospice, and non-clinical segments. Enterprises adopting NurseMagic™ see improvements in workflow efficiency, data security, and regulatory compliance, all foundational to driving sustainable business performance. Our offerings are engineered for fast, secure deployment and measurable value in demanding business environments.

We believe that we have a pathway to deliver AI solutions impactfully, quickly, and compliantly across this expansive, underserved segment. Adoption by both caregivers and enterprise partners demonstrates the relevance and commercial fit of our technology. Growth in contracted organizations and end users, alongside positive market feedback, provides further confidence in the direction we have chosen—even as we remain measured and pragmatic about future expansion. Significant risks remain for us in the space as we navigate customer, regulatory and user requirements, while continuing to strive to offer innovative solutions. We face substantial competition from existing players, who have already oversomeovercome these hurdles. Though we are committed to delivering innovation to a space that we believe is hungry for it, we will also have the additional work of convincing customers to choose our technology-driven approach.

Our Amesite Engage platform, meanwhile, remains a performant solution for its user base,, though we are not dedicating resources to its growth.

Overall, we believe that we have consistently endeavored to provide strong fiscal discipline, launching and scaling innovative products while managing costs and prioritizing efficient resource allocation. We believe this disciplined approach strengthens our potential to grow responsibly, and ultimately, profitably.

Our Sales and Marketing Motions

Amesite’s go-to-market strategy for NurseMagic™ is distinctly structured for B2C and B2B audiences, leveraging our growing insights from both segments to build market share, drive recurring revenue, and establish the brand as a trusted, high-value solution for all individual nurses, and for businesses in post-acute care.

B2C Sales and Marketing

For individual nurses and caregivers, we offer a free version of NurseMagic™. This approach lowers barriers to adoption and enables us to gather invaluable, real-world feedback quickly, helping us refine features, tailor language, and build a user community that advocates for the product. Our B2C marketing utilizes digital outreach, targeted social media campaigns and community engagement to increase awareness and credibility. The app’s everyday utility and ease-of-use are promoted through user testimonials, while customer support and product updates sustain positive reviews and word-of-mouth growth. Widespread adoption among practitioners enhances our reputation and provides invaluable reference points as we approach enterprise buyers.

B2B Sales and Marketing

Our B2B sales effort targets healthcare enterprises operating in post-acute settings, spanning home health, skilled nursing, hospice, assisted and senior living centers. Our sales motion is outcome-focused: we identify organizations facing acute staffing and operational pain, then directly connect with decision-makers. Our B2C solution offers a free version, enabling decision-makers to test the app and quickly validate impact and reduce hesitancy. We emphasize NurseMagic™’s potential to save time, support regulatory compliance, enhance documentation accuracy, and drive measurable improvements in staff efficiency and retention. We strive to deploy rapidly, ensuring business continuity and value realization. Feedback from both administrators and frontline staff informs product development and strengthens our relationships with enterprise customers.

Our disciplined, evidence-based approach in both segments supports Amesite’s reputation as a partner that delivers real solutions to pressing business challenges, helping drive strong adoption, build reference customers, and sustain healthy growth, even in complex, compliance-intensive markets.

Our Technology and Pipeline

Amesite’s technology platform is purpose-built to rapidly deliver high-impact, compliant solutions across healthcare and corporate learning. We power both our NurseMagic™ and Amesite Engage products from a coordinated infrastructure built for security, flexibility, and speed.

Our core architecture uses modern, best-in-class languages and frameworks for both client and server-side development, supporting robust, scalable front-end tools. This design gives our engineering team exceptional agility, simplifying the integration of new functionalities and APIs as soon as they become available. By leveraging both widely adopted technologies and proprietary models, trained on selectively curated datasets, we aim to deliver meaningful, real-world improvements for our customers.

Notable milestones include the commercialization of NurseMagic™ for both B2C and B2B users, the rollout of HIPAA-compliant enterprise workflows, and deployment of features specifically requested by frontline healthcare professionals. We also invested in our data infrastructure, ensuring continual performance improvement while maintaining data security and compliance.

We collect information on user behavior and product use, only with full user consent, to drive product enhancements. Our data practices prioritize security, confidentiality, and compliance with evolving regulations, especially relevant in complex healthcare contexts.

Agility is a central goal of our R&D culture. Our team, benefiting from decades of collective experience in technology, endeavors to deliver continuous improvement against stringent, best-in-class metrics. We launch more than five new features and capabilities per week, prioritizing those that solve urgent user problems and are directly usable by our customers. All R&D resources are squarely dedicated to delivering tangible improvements in user experience and operational impact.

Our deployments are designed for simplicity and scale: NurseMagic™ aims to be fully deployable to every type of employee in an enterprise, requiring no external system integration, and is administered entirely within the app. Feature sets are intended to be configurable to individual customer needs, allowing organizations to adapt our solution to their workflows and rapidly realize value.

Our relentless focus on innovation, speed, and user impact underpins Amesite’s mission to stay ahead of the curve, helping drive customer satisfaction, adoption, and business performance across rapidly evolving market segments.

Our Intellectual Property

We have received fourteen U.S. patents (11 utility, 3 design) and currently have one pending U.S. patent applications, including one to cover the artificial intelligence platform, and others related to security, power consumption, blockchain, design and other technologies, including methods and systems related to learning systems and methods.

We endeavor to protect our source codes, methodologies, algorithms, and techniques directed to other aspects of our artificial intelligence learning platform using our trade secret rights. We have also registered our trademarks at the United States Patent and Trademark Office for AMESITE®, KEEP LEARNING®, and LEARNING COMMUNITY ENVIRONMENT®, as well as have pending trademark applications for PREACTO™ and NURSEMAGIC℠. We have also secured domain names, including amesite.com, amesite.co, amesite.net, and others.

Competition

Our focus is on maximizing the impact and reach of NurseMagic™ in healthcare and offering greater value than our competitors in the healthcare space. At the same time, we retain the expertise and capability to further develop Amesite Engage or other solutions as market opportunities arise or demand shifts. The healthcare software market is comprised of several distinct segments, each defined by the capabilities and focus of competing companies:

Electronic Medical Record (EMR) or Electronic Health Record (EHR) Firms

These established firms deliver comprehensive platforms deeply integrated across care operations. Their primary strengths lie in robust compliance frameworks, scalability, and breadth of features.

Mid-Market and Specialized Vendors

These companies offer focused solutions in documentation, compliance, or operations, often deploying new technologies rapidly.

AI-First Entrants

A newer class of digital health innovators provide lightweight, AI-driven tools targeting workflow automation, documentation, and user experience. Their products are easy to onboard and well-received by practitioners, but scaling compliance, security, and ROI claims for system-wide adoption present challenges.

Niche Clinical Tools

Vendors in this category tailor solutions to specific care settings—such as home health or assisted living—delivering specialized, regulatory-ready features.

NurseMagic™ has been designed to be at the intersection of these segments, combining rapid deployment, practitioner-driven design, and robust compliance to meet evolving needs in post-acute care. We believe that our ur adoption rates and enterprise wins suggest our focus on real workflow impact, security, and regulatory alignment is resonating. Our continued success will depend on maintaining speed, responsiveness, and disciplined execution in an industry defined by complexity and rapid change.

Government Regulation and Product Approval

Our principal focus is on delivering NurseMagic™ to the healthcare sector, and we are dedicated to maintaining full compliance with all applicable laws and regulations across every market we serve or may enter. The healthcare industry is subject to extensive regulatory oversight at both the federal and state levels, demanding strict standards for patient privacy, data security, clinical quality, and marketing practices.

Our solutions target diverse care settings—such as skilled nursing, assisted living, memory care, home health, and rehabilitation—and are therefore subject to a broad array of regulatory requirements. These include, but are not limited to, compliance with the Health Insurance Portability and Accountability Act (HIPAA), the HITECH Act, and relevant standards set by the Centers for Medicare & Medicaid Services (CMS). We also closely monitor evolving state regulations, such as those governing data privacy, breach notification, record retention, and specific clinical protocols.

In addition to laws directly governing healthcare delivery, our activities—including those involving direct-to-consumer offerings—are regulated by federal and state consumer protection, data privacy, and marketing laws. Oversight by bodies such as the Federal Trade Commission (FTC) and the U.S. Department of Health and Human Services (HHS) is rigorous, and includes scrutiny of data usage, patient or end-user consent, and representations made in our product marketing.

Amesite’s business is built on continuous monitoring of regulatory developments and proactive efforts to ensure all activities—whether relating to our current healthcare offerings or to further market expansions—are fully compliant with the latest requirements. We recognize that lapses in regulatory compliance by us or our clients have the potential to result in penalties, legal liability, or restrictions on operations. As such, we partner closely with our customers and advisors to safeguard ongoing compliance, prepare for regulatory changes, and support all necessary approvals for the use of our technology.

Sales and Marketing

In FY 2025, Amesite’s sales and marketing approach centered on high-velocity onboarding, delivery of scalable product tiers, and digital-first brand building. Amesite’s sales and marketing strategy is crafted to maximize the reach and value of NurseMagic™ in healthcare, while maintaining flexibility to pursue additional segments as new opportunities emerge. In FY 2025, we streamlined our approach, making it easier for both individuals and organizations to discover, adopt, and scale NurseMagic™ through self-service onboarding and clear, tiered offerings. We must continue to refine and improve our strategy and tactics.

NurseMagic™ Offerings and Onboarding

NurseMagic™ is available in multiple subscription tiers to meet the broad spectrum of customer needs—from individual nurses and small care teams to large healthcare enterprises. Individual users and team leads can initiate a 7-day free trial via a simple, self-purchase process, with plans that scale based on team size and organizational requirements. For enterprises, we offer both standard and customized models, allowing for rapid and broad implementation.

Organizations access NurseMagic™ through a self-service onboarding process, allowing them to rapidly deploy the solution across their teams without the need for preliminary pilot programs. This model empowers healthcare businesses to quickly realize benefits such as reduced documentation burdens, greater staff efficiency, and enhanced patient care. Our flexible pricing and robust support, supported by internal estimates of substantial ROI primarily from time savings, make large-scale adoption possible.

Market Engagement and Brand Development

Our awareness and adoption efforts are rooted in targeted digital marketing, social media engagement, and partnerships with healthcare influencers. Amesite leverages a growing online community—now exceeding 37,000 followers—to build NurseMagic™’s reputation and credibility. User testimonials and advocacy from practitioners not only reinforce our brand but also accelerate word-of-mouth growth and drive further enterprise interest.

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

Human Capital Management

General Information About Our Human Capital Resources

As of June 30, 2025, we have 6 full-time employees and 2 consultants. We intend to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Our Culture

Amesite’s mission is to empower people with AI tools. We believe that supporting our team with a wonderful environment supports and powers us to accomplish our goals. Our values are summarized in our beats-the guideposts for our culture.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, as well as general economic and industry risks and other information in this Annual Report on Form 10-K. Adverse events in any of these areas could materially and negatively impact our business, financial condition, and results of operations. Additional risks or uncertainties not presently known or deemed immaterial may also harm our business.

Risks Related to Our Healthcare and AI Solutions Business

Compliance and Regulatory Risks

Our NurseMagic™ solution is designed for use across post-acute healthcare settings, including skilled nursing, assisted living, memory care, home health, and rehabilitation. The healthcare sector is highly regulated on both federal and state levels, particularly with respect to patient privacy, data security, and the integrity of AI-driven tools. Any failure—by us or our customers—to maintain compliance with applicable laws such as HIPAA, the HITECH Act, CMS rules, and emerging AI-focused regulations (including transparency, bias, and cybersecurity standards) could expose us to significant penalties, legal action, or restrictions on our business.

We are also required to address evolving and overlapping data privacy laws at the state, national, and international level (such as GDPR). Compliance complexity may increase as AI regulations continue to be introduced and interpreted, and any compliance lapse by us, our customers, or our partners could result in fines, reputational harm, or loss of customer trust.

Adoption, Market Penetration, and Growth Risks

The healthcare software industry is intensely competitive, with established platforms, agile mid-market firms, and numerous AI-first entrants, many of whom have more resources and larger installed bases. While NurseMagic™ is designed for easy onboarding and rapid deployment, there is no guarantee that healthcare organizations and individual practitioners will continue to adopt our platform, perceive sufficient differentiation or ROI, or retain their subscriptions over time.

Our future performance depends on continued growth in the post-acute care market, successful marketing and sales execution, our ability to respond to changing customer needs, and the overall pace of adoption of AI-powered solutions in healthcare. Market acceptance could be impeded by factors including organizational inertia, integration challenges, the emergence of competing technologies, or negative perceptions of AI in clinical environments.

Technology, Data, and Operational Risks

As an AI-driven SaaS provider, we rely on the robustness, accuracy, and security of our proprietary technologies for documentation, workflow automation, and compliance. Bugs, performance issues, or unexpected behavior in our algorithms could disrupt customer operations, erode trust, or expose sensitive data. The rapid pace of AI innovation requires ongoing investment in research, data infrastructure, and security practices.

We face persistent cybersecurity and data protection risks inherent in managing health-related and personal information. Any breach, unauthorized access, or misuse could have severe financial, reputational, and legal consequences.

Financial and Business Model Risks

We have not yet established a stable, recurring revenue base sufficient to cover ongoing expenses, and we have incurred net losses in recent fiscal years. If we fail to achieve broad adoption, maintain or grow our customer base, or realize operational efficiencies, we could be forced to scale back investment, which would limit future opportunities and weaken our competitive position. As a public company, we must also bear considerable administrative, accounting, and compliance expenses regardless of operating results.

General and Macroeconomic Risks

General economic downturns, reductions in healthcare or IT spending, changes in regulatory or reimbursement environments, or disruptions to our own workforce or supply chain could adversely impact sales, revenue, or execution capacity. Our continued viability as a going concern depends on addressing these risks and achieving sufficient and sustained commercial momentum in our core markets.

In summary, our success depends on our ability to continuously adapt to regulatory change, maintain differentiation and trust in an evolving AI landscape, and execute our operational and financial plan in the face of robust industry competition and macro-level uncertainties. Failure to manage these risks could materially and adversely affect our business, financial condition, and results of operations.

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

We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended June 30, 2025 and 2024, we had net losses of approximately $3,617,000 and $4,403,000, respectively. The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change.

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

Our operating results are highly susceptible to fluctuations due to numerous factors, many of which are beyond our control. We may be unable to compete effectively in the marketplace, which could hinder our ability to attract and retain users and customers on our platform. The mix of net revenues generated from different customer segments may not align with our expectations, leading to unpredictable financial outcomes. Additionally, the timing and magnitude of operating costs and capital expenditures required to maintain and expand our business, operations, and infrastructure may exceed our forecasts, adversely impacting our profitability.

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

Our geographical and product expansion initiatives may not achieve the intended outcomes, and we may fail to attract, inspire, and retain top-tier talent, impeding our ability to succeed at any scale. Government regulations-whether foreign, federal, state, or local-could impose constraints on our operations, potentially limiting our growth. We may be unable to effectively upgrade and develop our systems, infrastructure, and products, or to address emerging technologies or services that block our platform, leading to reduced user engagement.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control and the impact of health and safety concerns. A severe or prolonged economic downturn caused by this or other general conditions could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Cyber security risks and the failure to maintain the integrity of internal, partner, and consumer data could result in damages to our reputation, the disruption of operations and/or subject us to costs, fines or lawsuits.

We have and will continue to collect and retain large volumes of internal, user and customer data, including personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee, and Company data is critical to our business and our customers and employees are likely to have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to market our products and services.

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

We are required to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending June 30, 2025. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

However, as long as we are an emerging growth company, or a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). At such time this attestation will be required, our independent registered public accounting firm may issue a report that is adverse in the event the independent registered public accounting firm concludes that there is one or more material weaknesses in the effectiveness of our internal control over financial reporting. Our remediation efforts may not enable us to avoid a material weakness in the future. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls to the extent required, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of June 30, 2025, own approximately 29% of our common stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation, or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

None.

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

Shareholders

As of September 29, 2025, there were approximately [41] stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock. On September 24, 2025, the closing price of our common stock was $3.25.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2025; 121,250 options to purchase common stock were issued to employees under our 2018 Equity Incentive Plan.

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

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the twelve months ended June 30, 2025 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Annual Report on Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $3,617,086 for the twelve months ended June 30, 2025, and we incurred a net loss of $41,450,587 for the period from November 14, 2017 (date of incorporation) to June 30, 2025.

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

Capitalized Software Costs

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40, Internal-Use Software, the Company capitalizes costs incurred in the development of its hosted SaaS (software as a service) software to be marketed for external use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Capitalization of costs requires judgment in determining when a project changes stages and the period over which we expect to benefit from the use of that software. After the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is three years.

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

Revenue Recognition

The Company recognized revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). Under this standard, revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s performance obligation is to provide on demand information and documentation solutions to its customers by leveraging its proprietary technology on its hosted platform. The pricing for the customer contracts is based on a monthly fee.

We derive revenue from a hosted platform of tightly integrated technology and services. Our customers provide a variety of services for their employees or to paying customers or students using our platform. Our performance obligation is satisfied as the customers receive and consume benefits and distribute them as appropriate for all of these contracts. Our services are provided ratably over contract terms; accordingly, the revenues collected are recognized ratably over the service period (generally one month).

Available within Topic 606, the Company has applied the portfolio approach practical expedient in accounting for customer revenue as one collective group, rather than individual contracts. Based on the Company’s historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, the Company has concluded the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.

The Company's revenue arrangements do not contain significant financing components. In addition, the Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Sales commissions are incurred and recorded on an ongoing basis over the term of the customer relationship. These costs are recorded in sales and marketing expenses.

Results of Operations

Revenue

We generated revenues of $110,459 for the year ended June 30, 2025 as compared to $166,881 for the year ended June 30, 2024. Revenue compared to the prior year was primarily from license fee revenues related to the NurseMagicTM app.

We have strongly pivoted to grow our customer base while reducing risk and losses, resulting in a larger client base, a short-term reduction in overall revenue and a dramatic reduction in cash burn. Larger, cash-upfront deals were struggling to produce sustainable revenue, as administrative barriers within nonprofits, high price points set by customers, and inability or unwillingness of customers to partner with schools, businesses and other entities to purchase products hampered growth. During the fiscal year ended June 30, 2025 we began to market and sell to individuals (B2C) which accounted for 24% of sales.

We continue to believe that AI-powered programs, priced affordably, will supplant other academic products in the mid to long term, but have defocused on securing academic customers, and are now offering solutions for the healthcare industry. We have focused all new development work on delivering AI tools to markets hungry for increased capability that immediately impacts both their performance and their bottom line. The NurseMagicTM app is the first of these and has already gained traction with larger entities.

General and Administrative

General and administrative expenses consist primarily of personnel and personnel-related expenses, including executive management, legal, finance, human resources and other departments that do not provide direct operational services. General and administrative expenses also include professional fees and other corporate expenses.

General and administrative expenses for the year ended June 30, 2025, were $2,477,888 as compared to $2,908,289 for the year ended June 30, 2024. The decrease of $430,401 is primarily due to significant savings in the areas of employee payroll and Board of Directors compensation due to the resignation of two Board members in December 2024.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the year ended June 30, 2025, were $691,154 as compared to $1,074,328 for the year ended June 30, 2024. The decrease of $383,174 is primarily due to savings in employee payroll and lower capitalized software amortization.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the year ended June 30, 2025 were $545,030 as compared to $763,915 for the year ended June 30, 2024. The decrease of $218,885 is primarily due to lower marketing costs and savings in employee payroll.

Interest Income

For the year ended June 30, 2025, interest income totaled $77,396 as compared to interest income of $176,469 for the year ended June 30, 2024 due to lower cash balances until the January 2025 public offering.

Interest Expense

We incurred no interest expense for the fiscal years ended June 30, 2025 and 2024.

Impairment Expense

During the fiscal years ended June 30, 2025 and 2024, the Company recognized impairment losses of $90,869 and $0, respectively, related to capitalized software in the accompanying statement of operations. The impairment was triggered by management’s decision to discontinue development of the higher ed/professional learning app due to a shift in strategic focus to the NurseMagic™ app.

Net Loss

Our net loss for the year ended June 30, 2025 was approximately $3,617,000 as compared to a net loss for the year ended June 30, 2024 of approximately $4,403,000. The loss was approximately $786,000 lower during the year ended June 30, 2025 compared to 2024 primarily due to the significant savings in the areas discussed above offset by the impairment charge.

Capital Expenditures

During the years ended June 30, 2025 and 2024, we had capital asset additions of $378,300 and $375,866, respectively, which were all comprised of capitalized technology and content development. There were no significant additions to property and equipment for the fiscal years ended June 30, 2025 and 2024. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

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

As of June 30, 2025, our cash balance totaled $2,433,418.

In late fiscal year 2024, management determined to transition away from the Company’s education-focused offerings and to pursue alternative AI-powered solutions. After evaluating several options, the Company selected what became NurseMagic™ (NM), which officially launched in June 2024. Initial NM sales were recorded in the second quarter of fiscal 2025. In February 2025, the product became available for online subscription, followed shortly thereafter by its release on Google Play and the Apple App Store. In April 2025, NM achieved HIPAA compliance, and the Company introduced NurseMagic™ Teams+, which contributed to accelerated customer adoption and revenue growth.

The table below illustrates the Company’s strategic shift from its education platform to NM. Although revenues declined in fiscal year 2024 (and overall in fiscal 2025 compared to fiscal 2024), the Company experienced a turnaround in fiscal year 2025 as the NM customer base expanded.

FY-2024 and FY-2025 Quarterly Revenue

In July 2025, the Company introduced NurseMagic™ Enterprise, designed for larger-scale customers with features such as electronic medical record (EMR) integration, tailored compliance and billing documentation, and a patient census–based pricing model.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amesite Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Amesite Inc. (the “Company”) as of June 30, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Novogradac & Company LLP

Novogradac & Company LLP

We have served as the Company’s auditor since 2025.

Plantation, Florida

September 29, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Amesite Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Amesite Inc. (the “Company”) as of June 30, 2024 and the related statements of operations, stockholders’ equity and cash flows for the fiscal year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the fiscal year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Turner, Stone & Company, L.L.P.

We served as the Company’s auditor from 2023 through June 24, 2025.

Dallas, Texas

September 30, 2024

Amesite Inc.
Balance Sheets

	June 30, 2025	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$2,333,418	$2,071,016
Accounts receivable	6,341	30,060
Prepaid expenses and other current assets	94,100	403,489
Total current assets	2,433,859	2,504,565

Noncurrent Assets
Restricted cash	100,000	100,000
Property and equipment, net of accumulated depreciation of $142,907 and $117,559, respectively	39,436	64,784
Capitalized software, net of accumulated amortization of $3,757,318 and $3,348,863, respectively	523,804	644,828
Total noncurrent assets	663,240	809,612

Total assets	$3,097,099	$3,314,177

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$25,413	$48,907
Accrued compensation	243,198	655,275
Deferred revenue	36,745	-
Other accrued liabilities	53,240	94,283
Total current liabilities	358,596	798,465

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 4,572,713 and 2,542,440 shares issued and outstanding at June 30, 2025 and 2024, respectively.	458	255
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and 2024	-	-
Additional paid-in capital	44,188,632	40,348,958
Accumulated earnings deficit	(41,450,587)	(37,833,501)
Total stockholders’ equity	2,738,503	2,515,712

Total liabilities and stockholders’ equity	$3,097,099	$3,314,177

See accompanying Notes to Financial Statements.

Amesite Inc.
Statements of Operations

	Years Ended
	June 30,
	2025	2024

Net Revenue	$110,459	$166,881

Operating Expenses
General and administrative expenses	2,477,888	2,908,289
Technology and content development	691,154	1,074,328
Sales and marketing expenses	545,030	763,915
Total operating expenses	3,714,072	4,746,532

Loss from Operations	(3,603,613)	(4,579,651)

Other Income (Expense)
Interest income	77,396	176,469
Impairment expense (Note 3)	(90,869)	-
Total other income	(13,473)	176,469

Net Loss	$(3,617,086)	$(4,403,182)

Earnings per Share
Basic and diluted loss per share	$(1.03)	$(1.73)
Weighted average shares outstanding	3,525,672	2,542,440

See accompanying Notes to Financial Statements.

Amesite Inc.
Statement of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2023	2,542,440	$255	$39,514,489	$(33,430,319)	$6,084,425
Net loss	-	-	-	(4,403,182)	(4,403,182)
Stock-based compensation expense	-	-	834,469	-	834,469
Balance - June 30, 2024	2,542,440	255	40,348,958	(37,833,501)	2,515,712
Net loss	-	-	-	(3,617,086)	(3,617,086)
Public offering common stock purchases, net of offering costs of $1,164,050	1,201,667	120	2,440,711	-	2,440,831
Issuance of common stock for consulting services	250,000	25	654,975	-	655,000
Warrants issued for underwriting fee	-	-	95,984	-	95,984
Stock-based compensation expense	-	-	226,053	-	226,053
Restricted shares for accrued director compensation, net of forfeitures	578,606	58	421,951	-	422,009
Balance - June 30, 2025	4,572,713	$458	$44,188,632	$(41,450,587)	$2,738,503

See accompanying Notes to Financial Statements.

Amesite Inc.
Statements of Cash Flows

	Years Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(3,617,086)	$(4,403,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433,803	533,667
Stock-based compensation expense	226,053	834,469
Warrants issued for underwriting fee	95,984	-
Impairment of capitalized software	90,869	-
Forfeiture of accrued director compensation	(200,000)	-
Changes in operating assets and liabilities which used cash:
Accounts receivable	23,719	(15,060)
Prepaid expenses and other current assets	309,389	(296,810)
Accounts payable	(23,494)	(21,163)
Accrued compensation	209,813	590,775
Deferred revenue	36,745	(53,958)
Other accrued liabilities	(41,043)	17,483
Net cash and cash equivalents used in operating activities	(2,455,248)	(2,813,779)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(1,166)
Investment in capitalized software	(378,300)	(374,700)
Net cash and cash equivalents used in investing activities	(378,300)	(375,866)

Cash flows from Financing Activities
Proceeds from the sale of common stock	3,095,950	-
Net cash and cash equivalents provided by financing activity	3,095,950	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	262,402	(3,189,645)
Cash, cash equivalents, and restricted cash - Beginning of year	2,171,016	5,360,661
Cash, cash equivalents, and restricted cash - End of year	$2,433,418	$2,171,016

Supplemental schedule of non-cash financing activities:
Settlement of restricted stock units through common stock issuance to directors	$399,975	$-
Issuance of common stock for accrued director compensation	$21,890	$-
Issuance of common stock for public offering consulting expenses	$655,000	$-

See accompanying Notes to Financial Statements.

Amesite Inc.
Notes to Financial Statements

June 30, 2025 and 2024

Note 1 - Nature of Business and Liquidity

Amesite Inc. (the “Company” or “we”) was incorporated in November 2017. Amesite is a pioneering technology company specializing in the development and marketing of B2C and B2B AI-driven solutions. Leveraging its proprietary AI infrastructure, Amesite offers cutting-edge applications that cater to both individual and professional needs. NurseMagic™, the Company’s mobile healthcare app, streamlines creation of nursing notes and documentation tasks, enhances patient communication, and offers personalized guidance to nurses on patient care, medications, and handling challenging workplace situations.

Liquidity and Going Concern

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

On June 30, 2025, we had approximately $2,433,000 in cash, cash equivalents, and restricted cash. Our net loss incurred for the fiscal year ended June 30, 2025, was approximately $3,617,000 and our stockholders’ equity was approximately $2,739,000 on June 30, 2025.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) that were insured by the FDIC at year end was $250,000. At June 30, 2025 and 2024, approximately $1,965,000 and $1,528,000 was in excess of federally insured limits; however, management does not anticipate any losses related to this credit risk.

As of June 30, 2025 the Company has a portion of its cash balance classified as “Restricted Cash” in the balance sheets to reflect amounts pledged as collateral for the Company’s credit card facility. As of June 30, 2025 and 2024, restricted cash totaled $100,000.

Accounts Receivable

Accounts receivable consists of customer collections held by a third party, such as a payment processor. These amounts are collected by the Company within 60 days of the related sales transactions. Accordingly, no allowance for doubtful accounts has been recorded.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At June 30, 2025 and 2024, the Company had prepaid expenses as follows:

	June 30,	June 30,
	2025	2024

Insurance	$64,091	$70,830
Stock-based compensation	-	300,000
Other general and administrative	30,009	32,659
	$94,100	$403,489

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

Depreciable Life - Years
Computer equipment and software	5 years
Furniture and fixtures	7 years

Capitalized Software Costs

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40, Internal-Use Software, the Company capitalizes costs incurred in the development of its hosted SaaS (software as a service) software to be marketed for external use, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Capitalization of costs requires judgment in determining when a project changes stages and the period over which we expect to benefit from the use of that software. After the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is three years.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC Topic 360-10, Property, Plant, and Equipment and ASC Topic 350-40, Internal-Use Software – Subsequent Measurement (Impairment). Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by that asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant common influence, related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related party transactions that are in the normal course of business and have commercial substance are measured at the exchange amount, which is determined on a cost recovery basis.

Revenue Recognition

The Company recognized revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). Under this standard, revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s performance obligation is to provide on demand information and documentation solutions to its customers by leveraging its proprietary technology on its hosted platform. The pricing for the customer contracts is based on a monthly fee.

We derive revenue from a hosted platform of tightly integrated technology and services. Our customers provide a variety of services for their employees or to paying customers or students using our platform. Our performance obligation is satisfied as the customers receive and consume benefits and distribute them as appropriate for all of these contracts. Our services are provided ratably over contract terms; accordingly, the revenues collected are recognized ratably over the service period (generally one month).

Available within Topic 606, the Company has applied the portfolio approach practical expedient in accounting for customer revenue as one collective group, rather than individual contracts. Based on the Company’s historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, the Company has concluded the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.

The Company's revenue arrangements do not contain significant financing components. In addition, the Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Sales commissions are incurred and recorded on an ongoing basis over the term of the customer relationship. These costs are recorded in sales and marketing expenses.

During the year-end June 30, 2025 and 2024, we recognized revenue from contracts with customers of $110,459 and $166,881, respectively.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of June 30, 2025 and 2024, the balance of deferred revenue was $36,745 and $0, respectively, all of which is expected to be realized in the next 12 months.

The following table shows revenue from contracts with customers by customer type for the years ended June 30, 2025 and 2024, respectively.

	For the fiscal year ended
	June 30,
Customer Type	2025		2024
Individuals (B2C)	$27,001	24%	$-	0%
Business (B2B)	83,458	76%	166,881	100%
	$110,459	100%	$166,881	100%

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

Advertising and Promotion Costs

All advertising and promotion costs are charged to operating expenses as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $174,227 and $314,815 for the fiscal years ended June 30, 2025 and 2024, respectively.

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

At June 30, 2025 and June 30, 2024, the Company had 601,538 and 633,000, respectively, potentially dilutive shares of common stock related to common stock options and warrants as determined using the if-converted method. For the years ended June 30, 2025 and 2024, the dilutive effect of common stock options and common stock warrants has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these years.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Risks and Uncertainties

The Company operates in an industry subject to rapid change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, and other risks associated with an early-stage company, including the potential risk of business failure.

Significant Concentrations and Risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and restricted cash. As of June 30, 2025 and 2024, all of the Company’s cash, cash equivalents, and restricted cash were deposited in financial institutions located in the United States, which management believes are of high credit quality.

During the fiscal year ended June 30, 2025, one customer accounted for 41% of the Company’s revenues. During the fiscal year ended June 30, 2024, five customers accounted for 97% of the Company’s revenues.

Recent Accounting Pronouncements

The Company has evaluated recently issued accounting pronouncements and has determined that none of the new or recently adopted standards issued by the Financial Accounting Standards Board (FASB) are expected to have a material impact on its financial statements or related disclosures.

Note 3 - Property and Equipment and Capitalized Software

Property and equipment are summarized as follows:

	For the Years Ended June 30,
	2025	2024
Furniture and fixtures	$41,360	$41,360
Computer equipment	140,983	140,983
Total cost	182,343	182,343
Less accumulated depreciation	(142,907)	(117,559)
Closing balance	$39,436	$64,784

Depreciation expense for the years ended June 30, 2025 and 2024 was $25,348 and $25,349 and is included in the line items “General and administrative expenses” in the accompanying statements of operations.

Capitalized software is summarized as follows:

	Year Ended
	June 30,
	2025	2024
Beginning capitalized software	$3,993,691	$3,618,991
Additions	378,300	374,700
Impairment	(90,869)	-
Ending capitalized software	4,281,122	3,993,691

Beginning accumulated amortization	3,348,863	2,840,545
Amortization expense	408,455	508,318
Ending accumulated amortization	3,757,318	3,348,863

Capitalized software - net	$523,804	$644,828

Amortization expense for the years ended June 30, 2025 and 2024 was $408,455 and $508,318, respectively, and included in the line item “Technology and content development” in the accompanying statements of operations.

During the fiscal year ended June 30, 2025, the Company recognized a $90,869 impairment loss related to capitalized software in the accompanying statement of operations. The impairment was triggered by management’s decision to discontinue development of the higher ed/professional learning app due to a shift in strategic focus to the NurseMagic™ app.

The carrying amount of the software prior to impairment was $162,000. The recoverability test was performed using the asset group's estimated undiscounted future cash flows. Because the carrying amount exceeded the recoverable amount, the asset was written down to its fair value of approximately $72,000 determined using a discounted cash flow approach (Level 3 input under the fair value hierarchy).

Future Estimated Amortization:

FY2026	$216,412
FY2027	212,012
FY2028	95,380
Total	$523,804

Note 4 - Common Stock

The Company’s preferred stock has a $.0001 par value; 5,000,000 shares have been authorized; and no shares have been issued or are outstanding.

The Company’s common stock has a $.0001 par value; 100,000,000 shares have been authorized; and 4,572,713 and 2,542,440 shares are outstanding at June 30, 2025 and 2024, respectively.

There were no issuances of common stock during the fiscal year ended June 30, 2024.

On August 1, 2024, the Company issued 250,000 shares of common stock to a consultant under an agreement for activities related to potential future financing. The $655,000 market value of those shares is reflected in the Company’s common stock and additional paid in capital accounts was capitalized as deferred issuance costs in current assets until the financing was completed January 8, 2025. At which time, these costs were recognized as an expense against the proceeds of the public offering pursuant to ASC 340-10-S99-1.

On January 8, 2025, we closed on a public offering of our common stock. The Company sold 1,201,667 shares at a purchase price of $3.00 per share for total gross proceeds of approximately $3.6 million. After deducting the underwriting discounts, commissions, and other offering costs, the Company received net proceeds of approximately $3.1 million. Direct offering costs deducted from equity totaled $1,164,050.

On March 7, 2025, the Board of Directors authorized the issuance of 247,932 common stock shares for the 2023 common stock grant to the non-employee directors totaling $100,000 per director. Accordingly, the $600,000 in accrued compensation on the balance sheet at June 30, 2024 was recognized in equity during the quarter ended March 31, 2025. Additionally, the Board of Directors authorized the settlement of deferred stock units to two resigned directors, totaling 96,434 shares of common stock issued. On the same day, the 2022 and 2024 common stock grants to the non-employee directors were issued totaling 234,240 common stock shares.

Note 5 - Warrants

In connection with the recent public offering (Note 4), the Company agreed to issue the underwriters, or their designees, warrants to purchase a number of shares of common stock equal to five percent (5%) of the number of shares sold to the public at an at an exercise price equal to 125.0% of the offering price per share of common stock, or $3.75 per share. The fair value of the warrants issued was approximately $96,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 108%; (ii) risk free rate of 3.65%; and (iii) expected life of the warrants of 5 years. The warrants were fully vested on the date of grant and are included in offering costs.

A summary of warrant activity during the fiscal years ended June 30, 2025 and 2024 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2023	521,038	$14.07	2.6
Expired	(123,257)	18.00	(0)
Additional issuances	-	-	-

Outstanding at June 30, 2024	397,781	$12.85	3.6
Expired	(13,783)	(24.00)	(0)
Additional issuances	45,063	10.10	4.6
Outstanding and vested at June 30, 2025	429,061	$11.03	2.7

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

On May 3, 2024, the board of directors of the Company approved an amendment to the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) to increase the number of shares available for issuance under the 2018 Plan by 508,488 shares and increase the number of shares that may be issued pursuant to the exercise of incentive stock options by 508,488 shares. The amendment to the 2018 Plan was approved by the Company’s stockholders at the Company’s special meeting on June 18, 2024. The amendment to the 2018 Plan is intended to ensure that the Company can continue to provide an incentive to employees, directors and consultants by enabling them to share in the Company’s future growth. All of the additional shares are available for grant as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or as nonqualified stock options, restricted stock awards, stock appreciation rights, or other kinds of equity-based compensation available under the 2018 Plan.

The Company has reserved 371,568 shares of common stock to be available for granting under the Plan.

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

Options

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the year ended:

	June 30,	June 30,
	2025	2024
Expected term (years)	5	10
Risk-free interest rate	4.1%	4.4%
Expected volatility	105.0%	112.5%
Dividend yield	0%	0%

A summary of option activity for the years ended June 30, 2025 and 2024 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2023	237,041	$21.73	6.39
Additional vesting	6,292	2.39	9.75
Terminated	(8,114)	20.77	5.72
Outstanding at June 30, 2024	235,219	22.05	5.46
Additional vesting	8,675	12.38	7.3
Terminated	(71,417)	18.98	1.4
Outstanding at June 30, 2025	172,477	$21.08	4.9

The weighted-average grant-date fair value of options granted during the year ended June 30, 2025 and 2024 were $2.57 and $2.30, respectively. The options contained time-based vesting conditions satisfied over one to ten years from the grant date.

For the years ended June 30, 2025 and 2024, the Company recognized $20,303 and $18,137, in expense related to the Plan, respectively.

As of June 30, 2025, there was approximately $311,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. These costs are expected to be recognized through May 2029.

Board of Directors: Deferred Stock Units and Restricted Stock Units

On September 29, 2021, the board of directors approved changes to our director compensation program for fiscal year 2022 and beyond. The board instituted an annual cash retainer for directors in the amount of $48,000 per director with an additional retainer for the chair of our Compensation Committee and Audit Committee of $7,500 and $10,000, respectively. Directors can choose to receive deferred stock units in lieu of cash payments. For the fiscal year ended June 30, 2025, $205,750 in deferred stock units were awarded and $27,750 in cash compensation was paid. For the fiscal year ended June 30, 2024, $250,000 in deferred stock units were awarded and $55,500 in cash compensation was paid.

A summary of deferred stock units terminated/settled, as well as those that vested, during the fiscal years ended June 30, 2025 and 2024 is presented below:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, July 1, 2023	106,197	$3.31
Issued	101,145	2.47
Terminated/Settled	-	-
Outstanding, June 30, 2024	207,342	3.64
Issued	74,728	2.75
Terminated/Settled	(92,063)	2.89
Outstanding, June 30, 2025	190,007	$2.84

Note: the weighted average remaining contractual term is not applicable since these do not vest until the director leaves service.

On September 29, 2021, the board of directors approved changes to our director compensation program for fiscal year 2022 and beyond. The board instituted annual restricted stock units (RSU) for directors in the amount of $100,000 per director. These restricted stock units vest on their one year anniversary if the director served the entire year. During the fiscal year ended June 30, 2025, the Company issued the vested RSUs from 2022 and 2024. The calendar year 2023 RSUs were not formally granted so common stock was issued in under similar terms to the directors in fiscal year ended June 30, 2025.

A summary of restricted stock units terminated, as well as those that vested, during the fiscal years ended June 30, 2025 and 2024 is presented below:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Term

Outstanding, July 1, 2023	87,720	$6.84	-
Issued	219,780	2.73	-
Outstanding, June 30, 2024	307,500	3.90	-
Issued	165,288	2.42	0.68
Terminated/Resigned	(73,260)	2.73	-
Settled	(234,240)	4.27	-
Outstanding, June 30, 2025	165,288	$2.42	0.68

On March 7, 2025, the Board of Directors authorized the issuance of common stock shares for the 2023 common stock grant to the non-employee directors in lieu of the RSUs (see above and Note 4). Additionally, the Board of Directors authorized the settlement of deferred stock units to two resigned directors (see Note 4).

The Company recognized $505,750 (net of $200,000 in forfeitures related to two resigned directors) and $1,150,000 as stock-based compensation expense for board members for the fiscal year ended June 30, 2025 and 2024, respectively.

Note 7 - Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The provision (benefit) for income taxes for the fiscal years ended June 30, 2025 and 2024 assumes a 21% effective tax rate for federal income taxes and a 6% effective tax rate for state income tax purposes.

For the year ended June 30, 2025 and prior periods since inception, the Company’s activities have not generated taxable income. A valuation allowance has been recorded on tax loss carryforwards and other deferred tax assets. Accordingly, the Company has not recognized any current or deferred income tax expense or benefit for the years ended June 30, 2025 and 2024.

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	For the Years Ended June 30,
	2025	2024
Income tax, at applicable federal tax rate	$(760,000)	$(925,000)

State income tax	(217,000)	(264,000)
Temporary differences	(500,000)	(141,000)
Permanent differences	-	-
Change in valuation allowance	1,477,000	1,330,000
	$-	$-

Significant components of the Company’s deferred tax assets as of June 30, 2025 and 2024 are summarized below.

	2025	2024
Federal tax statutory rate	21.0%	21.0%
State tax statutory rate	6.0%	6.0%
Temporary differences	13.8%	3.2%
Valuation allowance	-40.8%	-30.2%
Effective rate	0.0%	0.0%

The Company has approximately $27.5 million of net operating loss carryforwards for federal and state, available to reduce future income taxes at June 30, 2025. Approximately $17,000 of the federal net operating losses will expire in 2037 and the balance can be utilized indefinitely.

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets, as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. The Company does not have any uncertain tax positions. The net operating loss carryforwards may be subject to an annual limitation as a result of a change of ownership as defined under Internal Revenue Code Section 382. The state net operating losses will begin to expire in 2027. Tax years 2020-2024 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject. Our net deferred tax asset and valuation allowance increased by $1,336,000 and $1,074,000 during the fiscal years ended June 30, 2025 and 2024, respectively.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

Note 8 – Segment Information

The Company currently has one single operating and reporting segment, B2C and B2B AI-driven solutions, as defined by ASC 280, “Segment Reporting”. The Company is a high-tech artificial intelligence (AI) software company offering a cloud-based platform and content creation services for businesses and individuals. The Company’s platform utilizes a common infrastructure to deliver both Amesite Engage for higher education and NurseMagic for healthcare. The Company generates substantially all of its revenue from licensing its solutions. Customers access the Company’s solutions through a hosted environment using an online interface, batch processing, API, and custom integrations.

Revenue is generally recognized based on a monthly subscription fee. The Company manages the business activities on an entity-wide basis. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer.

The accounting policies of the AI-driven solutions segment are the same as those described in the Summary of Significant Accounting Policies in Note 2. The CODM assesses performance for the AI-driven solutions segment and decides how to allocate resources based on net loss that also is reported on the statements of operations as net loss. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses net income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the entity, to pursue acquisitions, or to pay dividends. The monitoring of budgeted versus actual results is also used in assessing performance of the segment. The segment measure of net income (loss) used by the CODM is the same as that presented in the accompanying statement of operations.

Information about reported segment revenue, segment net income (loss), and significant segment expenses is shown as follows:

	For the fiscal year ended
	June 30,
	2025	2024

Net revenue	$110,459	$166,881
Less:
Advertising and marketing expenses	174,227	314,815
Depreciation and amortization, net of deferred costs	55,503	158,967
Professional fees	591,918	583,653
Personnel-related expenses	1,823,715	2,038,327
Stock-based compensation expense	226,053	834,469
Director restricted stock unit expense	300.000	-
Warrants issued for underwriting fee	95,984	-
Technology and development expense	69,478	125,710
Impairment of capitalized software	90,869	-
Other segment items (1)	377,193	690,592
Interest income	(77,396)	(176,469)
Segment net loss	$(3,617,086)	$(4,403,182)
Total net loss	$(3,617,086)	$(4,403,182)

(1) Other segment items included in segment net loss are primarily business insurance and franchise taxes as well as general office expenses.

Note 9 – Related Party Transactions

Pursuant to the January 8, 2025 public offering (Note 4), our CEO and two members of the Board of Directors purchased an aggregate of 419,999 common stock shares at a price of $3.00 per share for total proceeds to the Company of $1,259,997.

During the fiscal years ended June 30, 2025 and 2024 the Board of Directors received stock-based compensation as discussed in Note 6. Additionally, one director received cash payments totaling $27,750 and $55,500 for the fiscal years ended June 30, 2025 and 2024.

Note 10 - Subsequent Events

The Company has evaluated subsequent events through September 30, 2025. No material subsequent events have been identified that would require adjustments to or disclosures in the financial statements as of and for the years ended June 30, 2025 and 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (also our principal executive officer) and our Principal Financial and Accounting Officer to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our CEO and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included in our definitive Proxy Statement for the next Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

(b) Exhibits

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		S-1/A	333-248001	2.1	9/4/2020
2.2	Form of Agreement and Plan of Merger and Reorganization, dated July 14, 2020, by and between Amesite Operating Company, a Delaware corporation, and Amesite Inc., a Delaware corporation		S-1/A	333-248001	2.2	9/4/2020
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-39553	3.1	11/16/2020
3.2	Bylaws of the Registrant, as amended		10-Q	001-39553	3.4	5/15/2025
3.3	Certificate of Designations of Series A Preferred Stock, dated January 13, 2023		8-K	001-39553	3.1	1/13/2023
3.4	Certificate of Amendment to Certificate of Incorporation of Amesite Inc. dated February 16, 2023		8-K	001-39553	3.1	2/21/2023
4.1	Form of Warrant		8-K	001-39553	4.1	9/1/2022
4.2	Form of Placement Agent Warrant		8-K	001-39553	4.2	9/1/2022
4.3	Description of Registrant’s Securities		10-K	001-39553	4.3	10/6/2023
4.4	Form of Common Stock Certificate		S-3	333-282999	4.1	11/5/2024
4.5	Form of Senior Debt Indenture, between the Company and one or more trustees to be names		S-3/A	333-282999	4.2	12/13/2024
4.6	Form of Subordinated Debt Indenture, between the Company and one or more trustees to be named		S-3/A	333-282999	4.3	12/13/2024
4.7	Form of Underwriters’ Warrant		8-K	001-39553	4.1	1/10/2025
10.1+	2017 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization		S-1/A	333-248001	10.7	9/4/2020
10.2+	2018 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization.		S-1/A	333-248001	10.8	9/4/2020
10.3+	First Amendment to Amesite Inc. 2018 Equity Incentive Plan		8-K	001-39553	10.1	2/21/2023
10.4+	Second Amendment to Amesite Inc. 2018 Equity Incentive Plan		S-8	333-284031	4.3	12/23/2024
10.5+	Amesite Inc. Deferred Fee Plan		10-K	001-39553	10.4	9/30/2024
10.6+	Berman CFO Agreement		8-K	001-39553	10.1	11/26/2024
10.7	Underwriting Agreement, dated January 7, 2025, by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters listed in Schedule I thereto		8-K	001-39553	1.1	1/10/2025
16.1	Letter from Turner, Stone & Company, L.L.P. dated June 24, 2025		8-K	001-39553	16.1	6/26/2025
19.1	Amesite Inc. Insider Trading Compliance Program		10-K	001-39553	19.1	9/30/2024
23.1	Consent of Novogradac & Company LLP	X
23.2	Consent of Turner, Stone, & Co., LLP	X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1†	Section 1350 Certification of Chief Executive Officer
32.2†	Section 1350 Certification of Chief Financial Officer
97.1+	Amesite Inc. Clawback Policy		10-K	001-39553	97.1	9/30/2024
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: September 29, 2025	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ann Marie Sastry, Ph.D. his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Marie Sastry, Ph.D.	Chief Executive Officer, President and Chairman of the Board	September 29, 2025
Ann Marie Sastry, Ph.D.	(Principal Executive Officer)

/s/ Sarah Berman	Principal Financial and Accounting Officer	September 29, 2025
Sarah Berman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Barbie Brewer	Director	September 29, 2025
Barbie Brewer

/s/ Michael Losh	Director	September 29, 2025
Michael Losh

/s/ Gilbert S. Omenn, M.D., Ph.D.	Director	September 29, 2025
Gilbert S. Omenn, M.D., Ph.D.

/s/ George Parmer	Director	September 29, 2025
George Parmer