Form 10-Q
period 2025-09-30
Amesite Inc.
filed 2025-10-24
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

There were 4,572,713 shares of the registrant’s common stock issued and outstanding as of October 24, 2025.

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

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on September 29, 2025.

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

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

September 30, 2025

Amesite Inc.

Amesite Inc.

Condensed Balance Sheets

	September 30, 2025	June 30, 2025
Assets	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,830,053	$2,333,418
Accounts receivable	10,344	6,341
Prepaid expenses and other current assets	65,329	94,100
Total current assets	1,905,726	2,433,859

Noncurrent Assets
Restricted cash	100,000	100,000
Property and equipment, net of accumulated depreciation of $149,244 and $142,907, respectively	33,099	39,436
Capitalized software, net of accumulated amortization of $3,811,421 and $3,757,318, respectively	557,301	523,804
Total noncurrent assets	690,400	663,240

Total assets	$2,596,126	$3,097,099

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$19,362	$25,413
Accrued compensation	377,056	243,198
Deferred revenue	24,655	36,745
Other accrued liabilities	6,564	53,240
Total current liabilities	427,637	358,596

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 4,572,713 and 4,572,713 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively.	458	458
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and June 30, 2025	-	-
Additional paid-in capital	44,260,884	44,188,632
Accumulated deficit	(42,092,853)	(41,450,587)
Total stockholders’ equity	2,168,489	2,738,503

Total liabilities and stockholders’ equity	$2,596,126	$3,097,099

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended
	September 30,
	2025	2024

Net Revenue	$94,296	$11,250

Operating Expenses
General and administrative expenses	547,060	633,122
Technology and content development	102,888	139,658
Sales and marketing	106,472	165,814
Total operating expenses	756,420	938,594

Loss from Operations	(662,124)	(927,344)

Other Income
Interest income	19,858	19,299
Total other income	19,858	19,299

Net Loss	$(642,266)	$(908,045)

Earnings (Loss) per Share
Basic and diluted loss per share	$(0.14)	$(0.34)
Weighted average shares outstanding	4,572,713	2,707,275

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2025	4,572,713	$458	$44,188,632	$(41,450,587)	$2,738,503
Net loss	-	-	-	(642,266)	(642,266)
Stock-based compensation	-	-	72,252	-	72,252
Balance - September 30, 2025	4,572,713	$458	$44,260,884	$(42,092,853)	$2,168,489

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2024	2,542,440	$255	$40,348,958	$(37,833,501)	$2,515,712
Net loss	-	-	-	(908,045)	(908,045)
Issuance of common stock for consulting services	250,000	25	654,975	-	655,000
Stock-based compensation	-	-	65,440	-	65,440
Balance - September 30, 2024	2,792,440	$280	$41,069,373	$(38,741,546)	$2,328,107

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(642,266)	$(908,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,440	118,275
Stock-based compensation expense	72,252	65,440
Changes in operating assets and liabilities which used cash:
Accounts receivable	(4,003)	30,060
Prepaid expenses and other current assets	28,771	161,468
Accounts payable	(6,051)	7,109
Accrued compensation	133,858	32,800
Deferred revenue	(12,090)	24,375
Other accrued liabilities	(46,676)	(19,745)
Net cash and cash equivalents used in operating activities	(415,765)	(488,263)

Cash Flows from Investing Activities
Investment in capitalized software	(87,600)	(148,000)
Net cash and cash equivalents used in investing activities	(87,600)	(148,000)

Net decrease in cash, cash equivalents, and restricted cash	(503,365)	(636,263)
Cash, cash equivalents, and restricted cash - Beginning of period	2,433,418	2,071,016
Cash, cash equivalents, and restricted cash - End of period	$1,930,053	$1,434,753

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for public offering consulting expenses	$-	$655,000

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Notes to Condensed Financial Statements (unaudited)

September 30, 2025 and 2024

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements.

In the opinion of management, the condensed financial statements of the Company as of September 30, 2025 and 2024 and for the three months ended September 30, 2025 and 2024 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These condensed financial statements should be read together with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

There have been no material changes to the Company’s significant accounting policies as described in Note 2, “Significant Accounting Policies,” to the financial statements included in that Form 10-K. The Company has applied those accounting policies consistently to all periods presented herein.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) insured by the FDIC at September 30, 2025 and June 30, 2025 was $250,000.

“Restricted Cash” in the balance sheets reflects amounts pledged as collateral for the Company’s credit card facility. As of September 30, 2025 and June 30, 2025, restricted cash totaled $100,000.

Accounts Receivable

Accounts receivable consists of customer collections held by a third party, such as a payment processor. These amounts are collected by the Company within 60 days of the related sales transactions. Accordingly, no allowance for doubtful accounts has been recorded.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At September 30, 2025 and June 30, 2025, the Company’s prepaid expenses consisted of the following.

	September 30,	June 30,
	2025	2025

Insurance	$23,705	$64,091
Other general and administrative	41,624	30,009
	$65,329	$94,100

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

	September 30,	June 30,
	2025	2025
Beginning capitalized software	$4,281,122	$3,993,691
Additions	87,600	378,300
Impairment	-	(90,869)
Ending capitalized software	4,368,722	4,281,122

Beginning accumulated amortization	3,757,318	3,348,863
Amortization expense	54,103	408,455
Ending accumulated amortization	3,811,421	3,757,318

Capitalized software - net	$557,301	$523,804

Amortization expense is included as part of “Technology and content development” in the Statements of Operations. Future estimated amortization is as follows:

12 Months Ended
September 30, 2026	$245,612
September 30, 2027	224,554
September 30, 2028	87,134
Total	$557,301

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). There have been no material changes to the Company’s revenue recognition policies from those disclosed in Note 2, Significant Accounting Policies, to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

As of September 30, 2025 and June 30, 2025, the balance of deferred revenue was $24,655 and $36,745, respectively, all of which is expected to be realized within 12 months.

The following table shows revenue from contracts with customers by customer type for the three months ended September 30, 2025 and 2024, respectively.

	For the Three Months Ended
	September 30,
Customer Type	2025		2024
Individuals (B2C)	$24,052	26%	$-	0%
Business (B2B)	70,244	74%	11,250	100%
	$94,296		$11,250

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Earnings (Loss) per Share

At September 30, 2025 and June 30, 2025, the Company had 589,038 and 601,538, respectively, potentially dilutive shares of common stock related to common stock options and warrants as determined using the if-converted method. Additionally, there were restricted stock units and deferred stock units outstanding to Board members representing potentially dilutive shares totaling 372,467 and 355,295 at September 30, 2025 and June 30, 2025, respectively. For the three months ended September 30, 2025 and 2024, the dilutive effect of common stock has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

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

Significant Concentrations and Risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and restricted cash. As of September 30, 2025 and June 30, 2025, all of the Company’s cash, cash equivalents, and restricted cash were deposited in financial institutions located in the United States, which management believes are of high credit quality.

During the three months ended September 30, 2025, one customer accounted for 12% of the Company’s revenues. During the three months ended September 30, 2024, one customer accounted for 100% of the Company’s revenues.

Recently Issued Accounting Standards

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

Options

No options were granted for the three months ended September 30, 2025 or 2024. As of September 30, 2025, there were approximately $291,534 of total unrecognized compensation costs for employees and non-employees related to nonvested options. These costs are expected to be recognized through May 2029.

A summary of options terminated, as well as those that vested, during the three months ended September 30, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2025	172,477	$21.08	4.9
Terminated/Expired	(6,125)	2.32	7.4
Additional vesting	-	-	-
Outstanding and vested at September 30, 2025	166,352	$22.26	4.4

A summary of options terminated, as well as those that vested, during the three months ended September 30, 2024 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	235,219	$22.05	5.5
Terminated/Expired	-	-	-
Additional vesting	3,577	9.50	8.2
Outstanding and vested at September 30, 2024	238,796	$20.96	5.3

Warrants

A summary of warrant activity during the three months ended September 30, 2025 and 2024 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2025	429,061	$11.03	2.7
Expired	(12,500)	72.00	-
Additional issuances	-	-	-

Outstanding at September 30, 2025	416,561	$9.20	2.4

Outstanding at July 1, 2024	397,781	$12.85	3.6
Expired	-	-	-
Additional issuances	-	-	-
Outstanding and vested at September 30, 2024	397,781	$12.85	3.4

Board of Directors: Deferred Stock Units and Restricted Stock Units

For the three months ended September 30, 2025, $52,375 in deferred stock units were awarded. For the three months ended September 30, 2024, $62,500 in deferred stock units were awarded and $13,875 in cash compensation was paid.

A summary of deferred stock units terminated/settled, as well as those that vested, during the three months ended September 30, 2025 and 2024 is presented below:

		Weighted Average
	Number of	Exercise
	Shares	Price

Outstanding July 1, 2025	190,007	$2.84
Issued	17,172	3.05
Terminated/Settled	-	-
Outstanding September 30, 2025	207,179	$2.86

Outstanding July 1, 2024	207,342	$3.64
Issued	25,510	2.45
Terminated/Settled	-	-
Outstanding September 30, 2024	232,852	$3.51

Note: the weighed average remaining contractual term is not applicable since these do not vest until the director leaves service.

As of September 30, 2025, the Company has 354,396 shares of common stock available for granting under the Plan.

On September 29, 2021, the Board instituted annual restricted stock units (RSU) for directors in the amount of $100,000 per director. These restricted stock units vest on their one year anniversary if the director served the entire year. During the fiscal year ended June 30, 2025, the Company issued the vested RSUs from 2022 and 2024. The calendar year 2023 RSUs were not formally granted so common stock was issued under similar terms to the directors in fiscal year ended June 30, 2025.

A summary of restricted stock units terminated, as well as those that vested, during the three months ended September 30, 2025 and 2024 is presented below:

		Weighted Average	Weighted
	Number of	Exercise	Average
	Shares	Price	Term (Yrs)

Outstanding, July 1, 2025	165,288	$2.42	0.68
Issued	-	-	0.00
Settled	-	-	0.00
Outstanding, September 30, 2025	165,288	$2.42	0.43

Outstanding, July 1, 2024	307,500	$3.90	0.00
Issued	-	-	0.00
Settled	-	-	0.00
Outstanding, September 30, 2024	307,500	$3.90	0.00

Note 4 - Income Taxes

For the three months ended September 30, 2025 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. The provision (benefit) for income taxes for the three months ended September 30, 2025 and 2024 assumes a 21% effective tax rate for federal income taxes and a 6% effective tax rate for state income tax purposes.

The Company has approximately $27.7 million of net operating loss carryforwards for federal and state, available to reduce future income taxes at September 30, 2025. Approximately $17,000 of the federal net operating losses will expire in 2037 and the balance can be utilized indefinitely. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the three months ended September 30, 2025 and 2024.

Note 5 – Segment Information

Information about reported segment revenue, segment net income (loss), and significant segment expenses is shown as follows:

	For the Three Months Ended
	September 30,
	2025	2024

Net revenue	$94,296	$11,250
Less:
Advertising and marketing expenses	46,466	73,314
Capitalized software, net of amortization	(33,497)	(36,061)
Professional fees	82,160	126,972
Personnel-related expenses	410,900	465,718
Director restricted stock unit expense	100,000	150,000
Stock-based compensation expense	72,252	65,440
Technology and development expense	16,123	17,638
Depreciation	6,337	6,337
Other segment items (1)	55,679	69,235
Interest income	(19,858)	(19,299)
Segment net loss	$(642,266)	$(908,045)
Total net loss	$(642,266)	$(908,045)

(1)	Other segment items included in segment net income are primarily business insurance and franchise taxes as well as general office expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2025 included in our Annual Report on Form 10-K filed with the SEC on September 29, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended September 30, 2025 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP, and the requirements of the SEC. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $642,266 for the three months ended September 30, 2025, and we incurred a net loss of $42.1 million for the period from November 14, 2017 (date of incorporation) to September 30, 2025.

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

Financial Position, Liquidity, and Capital Resources

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $642,266 for the three months ended September 30, 2025, and we incurred a net loss of $42.1 million for the period from November 14, 2017 (date of incorporation) to September 30, 2025.

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

On January 8, 2025, we closed on a public offering of common stock and received approximately $3.08 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs.

As of September 30, 2025, our cash, cash equivalent, and restricted cash balance totaled $1,930,053.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 2 of the “Notes to Condensed Financial Statements,” we believe the following accounting policies are critical to the process of making significant judgments and estimates in preparation of our condensed financial statements.

Cash, Cash Equivalents, including US Treasury Market Fund

As of September 30, 2025 and June 30, 2025 our cash, cash equivalents, and restricted cash totaled $1,930,053 and $2,433,418, respectively with the majority invested in a short-term US Treasury Fund totaling approximately $1,647,000 at September 30, 2025. The Fund is invested in US Treasuries with a 7-day liquidity. The decision to allocate funds to the short-term US Treasury Fund is based on our investment strategy, which prioritizes liquidity and stability while receiving current rate returns. The returns from the fund for the three months ended September 30, 2025 were 4.2% and in line with our expectations and the broader market trends for similar investment vehicles. We continuously monitor our investment portfolio, considering market conditions and our liquidity needs, ensuring alignment with our broader financial strategy and risk tolerance.

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

The Company capitalized software of $87,600 and $148,000 and recognized amortization expense of $54,103 and $111,939 for the three months ended September 30, 2025 and 2024, respectively.

Revenue Recognition

Please reference the discussion under the “Results of Operations - Revenue Recognition” for more information.

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

We have recorded accounts receivable of $10,344 and $6,341 as of September 30, 2025 and June 30, 2025, respectively. We have set up deferred revenue liabilities at the end of each period to reflect performance obligations to be performed in future periods for our services delivered over time. Future obligations related to deferred revenue totaled $24,655 and $36,745 as of September 30, 2025 and June 30, 2025 respectively.

Revenue

We generated revenues totaling $94,296 for the three months ended September 30, 2025 as compared to $11,250 for the three months ended September 30, 2024.

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

General and administrative expenses for the three months ended September 30, 2025 were $547,060 as compared to $633,122 for the three months ended September 30, 2024. The decrease between the three-month periods is due to lower payroll costs and lower professional fees. These reductions were made possible by completion of certain features and platform capabilities that require less staffing to maintain than to build.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the three months ended September 30, 2025 were $102,888 as compared to $139,658 for the three months ended September 30, 2024. The decreases between the three-month periods in technology reflect the reductions in headcount and associated administrative costs, since these costs scale with staff.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the three months ended September 30, 2025 were $106,472 as compared to $165,814 for the three months ended September 30, 2024. The decrease between the three-month periods in sales and marketing are principally related to moving certain marketing functions from outside providers to inside staff.

Interest Income

For the three months ended September 30, 2025, interest income totaled $19,858 as compared to interest income of $19,299 for the three months ended September 30, 2024.

Net Loss

Our net loss for the three months ended September 30, 2025 was $642,266 as compared to a net loss for the three months ended September 30, 2024 of $908,045.

Capital Expenditures

During the three months ended September 30, 2025 and 2024, we had capital asset additions of $87,600 and $148,000, respectively, in capitalized technology and content development. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platform.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer (principal executive officer) and our Principal Financial and Accounting Officer (principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Certificate of Amendment to Certificate of Incorporation of Amesite Inc. dated February 16, 2023	8-K	001-39553	3.1	2/21/2023

3.3	Bylaws of the Registrant, as amended	10-Q	001-39553	3.4	May 15, 2025

31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial and Accounting Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

*	This certification is deemed furnished, not filed, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), and is not otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMESITE INC.

Date: October 24, 2025	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2025	By:	/s/ Sarah Berman
Sarah Berman
Principal Financial and Accounting Officer
(Principal Financial Officer)
(Principal Accounting Officer)