Form 10-K/A
period 2025-06-30
Amesite Inc.
filed 2025-10-28
CIK 1807166

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

On October 24, 2025, there were 4,572,713 shares of common stock of the registrant, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K of Amesite Inc. (the “Company”) for the year ended June 30, 2025, filed with the Securities and Exchange Commission on September 29, 2025 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Form 10-K and Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment.

Except as described above, no other changes were made to the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to a number of risks, and uncertainties and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks are more fully described in the “Risk Factors” section of the Original Form 10-K.

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

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Item 1A. Risk Factors” and elsewhere in the Original Form 10-K.

Any forward-looking statement in this Amendment or the Original Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Amendment, the Original Form 10-K, and the documents that we reference herein and have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Amendment also contains, or may contain, estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

AMESITE, INC.

AMENDMENT NO. 1 TO

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED JUNE 30, 2025

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of October 28, 2025:

Name	Age	Positions
Ann Marie Sastry, Ph.D.	58	Chief Executive Officer, President, Chairman of Board of Directors
Sarah Berman	40	Principal Financial and Accounting Officer
Sherlyn W. Farrell	63	Former Chief Financial Officer
Barbie Brewer	49	Director
J. Michael Losh	79	Director
Gilbert S. Omenn, M.D., Ph.D.	84	Director
George Parmer	86	Director

Ann Marie Sastry, Ph.D. - Chief Executive Officer, President, Chairman of Board of Directors

Dr. Sastry has served as our Chief Executive Officer, President and Chairman of the board of directors since our incorporation in November 2017. From April 2008 to October 2015, Dr. Sastry served as the President, Chief Executive Officer, member of the board of directors and co-founder of Sakti3, recognized as one of the Massachusetts Institute of Technology’s 50 Smartest Companies in 2015. Backed by a global team of venture capitalists Sakti3 was sold to Dyson Ltd. in 2015 for $90 million. Dr. Sastry was invited to the White House in 2015 to be recognized for her technology entrepreneurship and to meet with President Barack Obama. From October 2015 to November 2017, Dr. Sastry continued on with Dyson as head of the global solid state battery team, focusing on technology strategy and advancement, staff and organizational growth, and partnership development. Her technology and business work have been featured in the Wall Street Journal, Fortune, Forbes, the Economist, USA Today, the New York Times and on the cover of Inc.

Prior to starting her companies, Dr. Sastry was a professor of engineering at the University of Michigan (UM). Dr. Sastry was named an Arthur F. Thurnau Professor (UM’s highest teaching honor) in 2008. Tenured and promoted early, Sastry was recognized with some of the highest honors in her scientific fields over her 17 year academic career, including the ASME Frank Kreith Energy Award (2011) and NSF’s Presidential Early Career Award for Scientists and Engineers (1997). She founded two academic research centers in intracellular signaling (Keck Foundation) and advanced automotive batteries (GM/Department of Energy), and a global graduate program in Energy Systems Engineering. She has co-authored over 100 publications and 100 patents and filings, and has delivered over 100 invited lectures and seminars globally on a range of scientific and technology topics, spanning mathematics, physics, bioscience and battery technology. Sastry is active in philanthropy and business mentorship, with a focus on education and poverty alleviation. She holds Ph.D. and M.S. degrees from Cornell University, and a B.S. degree from the University of Delaware, all in mechanical engineering. We believe that Dr. Sastry’s experience working with successful companies and her experience in education qualifies her to serve on our board of directors.

Sarah Berman – Principal Financial and Accounting Officer

Ms. Berman has served as our Principal Financial and Accounting Officer since December 15, 2024. Ms. Berman is a Certified Public Accountant and has extensive experience in accounting, auditing and record-keeping for public and private companies. In June 2019, Ms. Berman founded Better Books Consulting (“Better Books”), an accounting advisory firm. Prior to Better Books, Ms. Berman served as Senior Accountant at Big Red’s Equipment from January 2018 through June 2019. Ms. Berman also previously served as Senior Audit Manager at Turner, Stone & Company, L.L.P. (“Turner Stone”) from 2015 through 2017. She also previously served as Audit Manager at Turner Stone from 2012 through 2015 and as a member of the Audit Staff from 2008 through 2011.

Sherlyn W. Farrell – Former Chief Financial Officer

Ms. Farrell served as our Chief Financial Officer from December 2022 to December 2024. Ms. Farrell has extensive experience in accounting, financial analysis, and risk management. Since 2005, Ms. Farrell has served as President of Seven Kites Strategic Consulting, Inc. (“Seven Kites”), where she focused on strategic planning, CFO oversight, financial reporting and analysis. Prior to Seven Kites, Ms. Farrell served as Chief Executive Officer of RGL Forensics from 2000 through 2005. RGL Forensics was a leading financial investigations company that specialized in the insurance, legal and corporate markets that was acquired by Baker Tilly in 2018. From 1999 – 2000, Ms. Farrell served as a Partner / Senior Consultant at RiskCap where she focused on the alternative risk finance arena developing and managing specialty insurance programs, including medical malpractice, workers compensation, general liability and warranty programs. Prior to RiskCap, Ms. Farrell was an audit manager at KPMG from 1984 – 1989.

Barbie Brewer – Director

Ms. Brewer has served as a member of our board of directors since July 2019. Ms. Brewer has been the Chief People Officer of Marqeta, Inc., since February 2019. From May 2017 to present, Ms. Brewer has also been the founder and CEO of TNT Consulting LLC, a consulting firm that advises early-stage growth companies. From September 2017 to February, 2019, Ms. Brewer was the Chief Culture Officer of GitLab Inc., an information technology and services company that uses open-source software to create a single application that covers the entire DevOps lifecycle. From 2011 through 2017, Ms. Brewer served as the Vice President of Human Resources at Netflix, where she led human resources for Netflix’s product innovation, engineering/development, business development and digital supply chain organizations, managing a team that supported over 1,500 employees. Prior thereto, from April 2008 to January 2011, Ms. Brewer worked as a Vice President of Human Resources at Sportvision, a leading provider in sports entertainment products and data solutions. From 2000 through 2007, Ms. Brewer worked at Cisco as the Human Resources Manager. She also has certifications in Situational Leadership and Project Management. Ms. Brewer received a bachelor’s degree in communications and business from Santa Clara University, where she graduated Magna Cum Laude. She also holds a master’s degree in Human Resource Management from George Washington University. We believe that Ms. Brewer’s management experience qualifies her to serve on our board of directors.

J. Michael Losh – Director

Mr. Losh has served as a member of our board of directors since February 2018. Mr. Losh served as the Chief Financial Officer at Cardinal Health from July 2004 to May 2005. Mr. Losh was with General Motors from 1964 to 2000. He served as the Chief Financial Officer and Executive Vice President of General Motors Corp., from July 1994 to August 2000. He is a Director at Aon PLC (NYSE: AON) (2003-present) and a Director at Cardinal Health Inc. (NYSE: CAH) (1996 to 2009 and 2018 to 2021). Mr. Losh has served as a director of AMB Corp., Care Fusion Inc., Electronic Data Systems Corp., Delphi Automotive Systems Corp., Hughes Electronics, Quaker Oats Company, TRW Automotive Inc., HB Fuller Co, and Prologis, Inc. He served as Chairman of the boards of GMAC, Metaldyne Corp, and Masco Corp. (NYSE: MAS). Mr. Losh holds a B.S. in Mechanical Engineering from Kettering University and an M.B.A. from Harvard University. We believe that Mr. Losh’s public company experience qualifies him to serve on our board of directors.

Gilbert S. Omenn, M.D., Ph.D. – Director

Dr. Omenn has served as a member of our board of directors since March 2020. Prior to his appointment as a member of the board of directors, Dr. Omenn served on our board of advisors. Dr. Omenn is the Harold T. Shapiro Distinguished University Professor of Computational Medicine & Bioinformatics, Internal Medicine, Human Genetics, and Public Health at the University of Michigan. Dr. Omenn brings decades of public-company board experience, including 27 years with Amgen, Inc, (NASDAQ: AMGN) and 22 years with Rohm & Haas Company. He was Dean of the University of Washington School of Public Health & Community Medicine (1982-1997) and then Executive Vice President for Medical Affairs at the University of Michigan and CEO of the UM Health System (1997-2002). In addition, he was a White House Fellow at the Atomic Energy Commission (1973-1974), Associate Director of the White House Office of Science & Technology Policy and the Office of Management and Budget (1977-1981), on the advisory council for the AAAS “Project 2061: Science for all Americans” (1986-1996), chair of the Presidential/Congressional Commission on Risk Assessment & Risk Management (1994-1997), President of the American Association for the Advancement of Science (AAAS, 2006), member of the Scientific Management Review Board for the NIH (2012-2014), member of the Council of the National Academy of Medicine (NAM, 2015-2017), and currently a member of the Policy & Global Affairs Committee of the National Academies. He is a director of Angion Biomedica and of Galectin Therapeutics. We believe that Dr. Omenn’s public company, academic, science education, and healthcare experience qualifies him to serve on our board of directors.

George Parmer – Director

George Parmer has served as a member of our board of directors since November 2020. George sits on the board of Linkbancorp, Inc., is the former Chairman of the Board of Trustees at Messiah University in Pennsylvania. He is the founder and president of residential home building and development company Fine Line Homes, which has developments along the east coast from New York to North Carolina. He is also the founder and president of nationwide company Residential Warranty Corporation and three insurance companies located in Colorado, Pennsylvania, and Texas. We believe that Mr. Parmer’s business and leadership experience qualifies him to serve on our board of directors.

The Company is not aware of any agreements or arrangements between any director or executive officer, and any person or entity other than the Company, under which such director or officer was or is to be selected as a director or officer. There are no family relationships among any of our executive officers, directors or director or officer nominees.

Board Leadership Structure and Risk Oversight

Dr. Sastry has served as our Chief Executive Officer, President and Chairman of the board of directors since our incorporation in November 2017. We believe that this structure is the most effective governance framework for us and our stockholders at this time because it allows our Company to benefit from Dr. Sastry’s talent, knowledge, and leadership as the founder of Amesite, and allows her to use the in-depth focus and perspective gained in running the Company to effectively and efficiently lead our board of directors. As Dr. Sastry has experience with advising boards of directors and senior management with respect to management and other business aspects, she is particularly well-suited to serve as Chairman.

We recognize that different board leadership structures may be appropriate for companies in different situations. We will continue to re-examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Management is responsible for managing the risks that we face. The board of directors is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. The involvement of the full board of directors in reviewing our strategic objectives and plans is a key part of the board of directors’ assessment of management’s approach and tolerance to risk. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, our board of directors assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk for us.

Stockholder Communications to the Board of Directors

Stockholders wishing to submit written communications directly to the board of directors, or a specified director, should send their communications to Secretary, Amesite Inc., 607 Shelby Street, Suite 700 PMB 214, addressed to the entire board of directors or to such specified director. All stockholder communications will be considered by the independent members of our board of directors. Items that are unrelated to the duties and responsibilities of the board of directors may be excluded, such as:

●	junk mail and mass mailings;

●	resumes and other forms of job inquiries;

●	surveys; and

●	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any independent director upon request.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on copies of these reports provided to us and written representations that no other reports were required, we believe that these persons timely met all of the applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2025, except for the following: (i) J. Michael Losh filed one late Form 4 representing one late transaction, (ii) George Parmer filed one late Form 4 representing one late transaction, (iii) Barbie Brewer filed one late Form 4 representing one late transaction, and (iv) Dr. Gilbert Omenn filed one late Form 4 representing one late transaction.

Director Independence

The listing rules of The Nasdaq Capital Market require that independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of The Nasdaq Capital Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the rules of The Nasdaq Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company’s board of directors has undertaken a review of the independence of the Company’s directors and director nominees and considered whether any director has a material relationship that could compromise their ability to exercise independent judgment in carrying out their responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the board of directors has determined that each of, Barbie Brewer, J. Michael Losh and Gilbert S. Omenn, M.D., Ph.D., currently representing three of the Company’s five directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market. In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the board of directors deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director, and any transactions involving them described in the section captioned “Certain Relationships and Related Party Transactions”.

Directors and Officers Liability Insurance

The Company has directors’ and officers’ liability insurance insuring its directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures the Company against losses, which it may incur in indemnifying its officers and directors. In addition, officers and directors also have indemnification rights under applicable laws and the Company’s Bylaws.

Prohibited Transactions

Directors and executive officers may not hedge Company securities and, subject to limited exceptions, may not pledge Company securities as collateral for any loan. Other restrictions are detailed in the Company’s Insider Trading Compliance Program which is available at https://d1io3yog0oux5.cloudfront.net/_6be070def9601c6df66acdbe1d988118/amesite/db/525/4557/file/AMST_Insider_Trading_Compliance_Program.pdf.

Committees of the Board

In September 2020, the board of directors established an audit, compensation, and nominating and corporate governance committees, each of which are comprised of the members and have the responsibilities described below. Each of the below committees has a written charter approved by the Company’s board of directors, which are available on the Company’s website at https://ir.amesite.com/corporate-governance/governance-documents. Each of the committees reports to the Company’s board of directors as such committee deems appropriate and as the Company’s board of directors may request.

The composition and functions of each committee are described below.

Name	Independent	Audit	Compensation	Nominating and Corporate Governance
Barbie Brewer	X		X*	X
J. Michael Losh	X	X*		X
Gilbert S. Omenn, M.D., Ph.D.	X	X	X	X

*	Chairman of the committee

Audit Committee

The audit committee is currently comprised of J. Michael Losh and Gilbert S. Omenn, M.D., Ph.D. Mr. Losh serves as the chairperson of the audit committee. The Company’s board of directors has determined that each member of the audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market. The Company’s board of directors has also determined that Mr. Losh is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as defined under the listing standards of The Nasdaq Capital Market. The responsibilities of the audit committee include, among other things:

●	selecting and hiring the independent registered public accounting firm to audit the Company’s financial statements;

●	overseeing the performance of the independent registered public accounting firm and taking those actions as it deems necessary to satisfy itself that the accountants are independent of management;

●	reviewing financial statements and discussing with management and the independent registered public accounting firm the Company’s annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal control over financial reporting and disclosure controls;

●	preparing the audit committee report that the SEC requires to be included in the Company’s annual proxy statement;

●	reviewing the adequacy and effectiveness of the Company’s internal controls and disclosure controls and procedures, as may be required;

●	overseeing the Company’s policies on risk assessment and risk management, including risk related to cybersecurity;

●	reviewing related party transactions; and

●	approving or, as required, pre-approving, all audit and all permissible non-audit services and fees to be performed by the independent registered public accounting firm.

The Company’s audit committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the listing standards of The Nasdaq Capital Market. The audit committee met four times during the year ended June 30, 2025.

Compensation Committee

The Company’s compensation committee is currently comprised of Barbie Brewer and Gilbert S. Omenn, M.D., Ph.D. Ms. Brewer serves as the chairperson of the compensation committee. The Company’s board of directors has determined that each member of the compensation committee meets the requirements for independence under the applicable rules and regulations of the SEC and listing standards of The Nasdaq Capital Market. Each member of the compensation committee is a non-employee director as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of the compensation committee is to oversee the Company’s compensation policies, plans and benefit programs and to discharge the responsibilities of the Company’s board of directors relating to compensation of its executive officers. The responsibilities of the compensation committee include, among other things:

●	reviewing and approving or recommending to the board of directors for approval compensation of the Company’s executive officers;

●	reviewing and recommending to the board of directors for approval the compensation of directors;

●	overseeing the Company’s overall compensation philosophy and compensation policies, plans and benefit programs for service providers, including the Company’s executive officers;

●	reviewing, approving and making recommendations to the Company’s board of directors regarding incentive compensation and equity plans; and

●	administering the Company’s equity compensation plans.

The compensation committee met one time during the year ended June 30, 2025.

Management’s role in the compensation-setting process, includes the following:

●	to establish the operating budget approved by the board of directors, which forms the basis for evaluating corporate achievements and the achievements of the divisions our Named Executive Officers manage that are taken into consideration when evaluating compensation levels for Named Executive Officers; and

●	to make recommendations to the Compensation Committee on salary levels and stock option and restricted stock awards (or RSUs).

Management also prepares information for each Compensation Committee meeting. Our Chief Executive Officer also participates in committee meetings at the request of the Compensation Committee to provide, among other things:

●	background information regarding the Company’s strategic objectives; and

●	their evaluation of the performance of the Named Executive Officers, including accomplishments, and areas of strength and weakness.

Corporate Governance and Nominating Committee

The independent directors of the Company’s board of directors serve as the Corporate Governance and Nominating Committee and are responsible for reviewing, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. The independent directors of the Company’s board of directors, in evaluating the suitability of individual candidates (both new candidates and current members) and recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, consider many factors, including the following:

●	diversity of personal and professional background, perspective and experience;

●	personal and professional integrity, ethics and values;

●	experience in corporate management, operations or finance, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today’s business environment;

●	experience relevant to the Company’s industry and with relevant social policy concerns;

●	experience as a board member or executive officer of another publicly held company;

●	relevant academic expertise or other proficiency in an area of the Company’s operations;

●	practical and mature business judgment, including ability to make independent analytical inquiries;

●	promotion of a diversity of business or career experience relevant to the Company’s success; and

●	any other relevant qualifications, attributes or skills.

Currently, the independent directors evaluate each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

The independent directors consider stockholder nominees made in accordance with our bylaws, and evaluate candidates recommended by stockholders in the same manner as all other candidates brought to the attention of the independent directors. Stockholder recommendations may be submitted to the independent directors in care of the Secretary at the address set forth under “Stockholder Communications to the Board of Directors.” The Corporate Governance and Nominating Committee met one time during the year ended June 30, 2025.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Company’s board of directors or its compensation committee. None of the members of the Company’s compensation committee is, or has ever been, an officer or employee of the Company.

Code of Business Conduct and Ethics

The Company’s board of directors adopted a code of business conduct and ethics applicable to its employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of The Nasdaq Capital Market. The code of business conduct and ethics is publicly available on the Company’s website at https://ir.amesite.com/corporate-governance/governance-documents. Any substantive amendments or waivers of the code of business conduct and ethics may be made only by the Company’s board of directors and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of The Nasdaq Capital Market.

Corporate Governance Guidelines

The Company’s board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of The Nasdaq Capital Market.

Involvement in Certain Legal Proceedings

Except as set forth herein, the Company’s directors, executive officers and director nominees were not involved in any legal proceedings described in Item 401(f) of Regulation S-K during the past ten years. Further, there are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the fiscal years ended June 30, 2025 and 2024 to (i) our Chief Executive Officer, (ii) the two most highly compensated individuals who were serving as executive officers as of June 30, 2025, and (iii) two additional individuals for whom disclosure would have been provided pursuant to prong (ii) but for the fact that they were not serving as an executive officer as of June 30, 2025 (we refer to these individuals as the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Total
Ann Marie Sastry, Ph.D.,	2025	$550,000	$-	$-	$-	$550,000
Chief Executive Officer and President	2024	$571,153	$-	$-	$-	$571,153

Sarah Berman	2025	$29,155	$-	$-	$6,425	$35,580
Principal Financial and Accounting Officer (2)

Sherlyn W. Farrell	2024	$38,500	$-	$-	$-	$38,500
Former Chief Financial Officer (3)

Kalie Wortinger	2025	$178,400	$-	$-	$77,100	$255,500
Senior Manager, Engineering	2024	$178,400	$-	$-	$-	$178,400

Brandon Owens	2025	$158,364	$-	$-	$77,100	$235,464
Vice President of Sales	2024	$176,500	$-	$-	$-	$176,500

(1)	Amounts shown in this column do not reflect dollar amounts actually received. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in the notes to our financial statements, which are included in our Annual Report on Form 10-K, filed with the SEC on October 6, 2023.

(2)	Ms. Berman was appointed as the Company’s Principal Financial and Accounting Officer effective November 20, 2024.

(3)	Ms. Farrell served as the Company’s Chief Financial Officer from December 15, 2022 until her resignation for personal reasons effective December 16, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of June 30, 2025:

NAME	GRANT DATE	VESTING COMMENCEMENT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE(1)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE		OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE

Ann Marie Sastry, Ph.D.	5/21/2020	5/21/2021	43,750	-		$24.00	5/21/2030

Brandon Owens	11/4/2020	11/4/2021	1,667	-		$49.92	11/4/2030
	5/13/2021	5/13/2022	2,083	-		$26.28	5/13/2031
	5/23/2025	5/23/2026	-	30,000	(2)	$3.05	5/23/2035
Kalie Wortinger	7/23/2018	5/14/2019	1,000	-		$18.00	7/23/2028
	3/20/2020	3/20/2021	1,000	-		$24.00	3/20/2030
	5/13/2021	5/13/2022	3,333	-		$26.28	5/13/2031
	5/23/2025	5/23/2026	-	30,000	(2)	$3.05	5/23/2035

(1)	Fully vested.

(2)	25% of the options vest on the one-year anniversary of the date of the grant and the remaining 75% vest in thirty-six (36) successive equal monthly installments thereafter.

Potential Payments Upon Termination or Change in Control:

Please refer to “Executive Compensation – Employment Agreements” for information relating to the potential payments to Dr. Sastry upon termination or a change in control of the Company.

Clawback Policy

Our board of directors adopted a compensation recovery policy (the “Clawback Policy”), designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The policy applies to our current and former executive officers. Compensation (as defined in the Clawback Policy) that is granted, earned or vested maybe subject to recoupment. As of the date of this proxy statement, the Company has not been required to prepare an accounting restatement that required the recovery of erroneously awarded compensation pursuant to the Clawback Policy.

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Compensation Committee last granted a stock option on May 23, 2025. The Company does not grant stock options or similar awards to Section 16 Insiders or others who directly report to the CEO in anticipation of the release of material nonpublic information that is likely to result in changes to the price of the Company’s stock, such as a significant positive or negative earnings announcement, or time the public release of such information based on stock option grant dates. In addition, the Company does not grant stock options or similar awards during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Current Report on Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of the Company’s stock on the date of grant. The Company’s executive officers would not be permitted to choose the grant date for any stock option grants.

Employment Agreements

Ann Marie Sastry, Chief Executive Officer

On April 27, 2018 Amesite Parent entered into an Executive Employment Agreement with Dr. Sastry (the “Sastry Employment Agreement”). Pursuant to the terms of the Sastry Employment Agreement, Dr. Sastry is entitled to a $350,000 base salary to be paid in accordance with our regularly established payroll practice. Additionally, Dr. Sastry received a bonus of $200,000 for the year ended June 30, 2019 based upon achievement of certain performance milestones (with determination of achievement of such milestones approved by the Compensation Committee of our board of directors). Dr. Sastry is also eligible to receive other customary benefits, including paid time off, health insurance, and other benefits. Dr. Sastry’s base salary is reviewed periodically by our board of directors and adjustments may be made upon the recommendations of the Compensation Committee.

We entered into an Executive Agreement, effective June 1, 2020, with Dr. Sastry regarding her continued service as our Chief Executive Officer (the “May 2020 Sastry Employment Agreement”). This agreement replaced and superseded the Sastry Employment Agreement. Pursuant to the terms of the May 2020 Sastry Employment Agreement, Dr. Sastry was entitled to a $350,000 base salary (the “Base Salary”) to be paid in accordance with our regularly established payroll practice, which increased to $550,000 per year upon completion of our initial public offering. Additionally, Dr. Sastry received 525,000 options to purchase our common stock, and is entitled to receive additional grants of options each successive year she serves as Chief Executive Officer based on her Base Salary. Dr. Sastry is also eligible to earn an annual bonus of up to $300,000, based on the achievement of certain performance-based milestones for each fiscal year mutually agreed upon by our board of directors and/or our Compensation Committee and Dr. Sastry.

Pursuant to the May 2020 Sastry Employment Agreement, except in situations where the employment of Dr. Sastry is terminated for Cause (as defined in the May 2020 Sastry Employment Agreement), due to death or Disability (as that term is defined in the May 2020 Sastry Employment Agreement), or in the case that Dr. Sastry voluntarily resigns without Good Reason (as defined in the 2020 Sastry Employment Agreement), in the event that we terminate Dr. Sastry’s employment at any time without Cause, Dr. Sastry will receive on the date of termination, if Dr. Sastry instructs the Company in writing, a lump sum amount equal to (A) any portion of unpaid Base Compensation (as defined in the May 2020 Sastry Employment Agreement) then due for periods prior to the effective date of termination; (B) any Bonus (as defined in the May 2020 Sastry Employment Agreement) earned and not yet paid through the date of termination; and (C) within 2-1/2 months following submission of proper expense reports by Dr. Sastry, all expenses reasonably and necessarily incurred by Dr. Sastry in connection with the business of the Company prior to the date of termination; and, provided that Dr. Sastry executes a written release of any and all claims against the Company and all related parties with respect to all matters arising out of Dr. Sastry’s engagement by the Company, the Company shall pay to Dr. Sastry the Base Compensation and reimburse Dr. Sastry’s payment of COBRA premiums for twelve (12) months from the date of termination.

Additionally, subject to the limitations described in the May 2020 Sastry Employment Agreement, in the event of Dr. Sastry’s termination of engagement with the Company either (i) by the Company without Cause or Dr. Sastry for Good Reason at any time within six (6) months prior to the consummation of a Change of Control if, prior to or as of such termination, a Change of Control transaction was Pending (as defined in the May 2020 Sastry Employment Agreement) at any time during such six (6)-month period, (ii) by Dr. Sastry for Good Reason at any time within twelve (12) months after the consummation of a Change of Control, or (iii) by the Company without Cause at any time within twelve (12) months after the consummation of a Change of Control, then, Dr. Sastry shall be entitled to the following payments and other benefits:

(i) on the date of termination (except as specified in clause (C)), the Company shall pay to Dr. Sastry, if Dr. Sastry instructs the Company in writing, a lump sum amount equal to (A) any portion of unpaid Base Compensation then due for periods prior to the effective date of termination; (B) any Bonus earned and not yet paid through the date of termination; and (C) within 2-1/2 months following submission of proper expense reports by Dr. Sastry, all expenses reasonably and necessarily incurred by Dr. Sastry in connection with the business of the Company prior to the date of termination;

(ii) on the date of termination the Company shall pay to Dr. Sastry, if Dr. Sastry instructs the Company in writing, a lump sum amount equal to twelve (12) months of Dr. Sastry’s Base Compensation then in effect as of the day of termination and reimburse Dr. Sastry for the COBRA premiums she pays to maintain health insurance coverage for twelve (12) months following the date of termination; and

(iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, all of the shares that are then unvested shall immediately vest and, with respect to all options, warrants and other convertible securities of the Company beneficially held Dr. Sastry, become fully exercisable for (A) a period of six months following the date of termination only if at the time of such termination there is a Change of Control transaction Pending or (B) if clause (A) does not apply, then such period of time set forth in the agreement evidencing the security.

Dr. Sastry is also eligible to receive other customary benefits offered by the Company to its senior executives and directors, including paid time off, retirement benefits, health insurance, life insurance and other benefits. Dr. Sastry’s base salary is reviewed periodically by our board of directors and adjustments may be made upon the recommendation of the Compensation Committee.

Sarah Berman, Principal Financial and Accounting Officer

On November 20, 2024, the Company entered into a CFO Agreement with Ms. Berman (the “Berman CFO Agreement”). Pursuant to the Berman CFO Agreement, Ms. Berman shall serve as the Principal Financial and Accounting Officer of the Company for a term of one year commencing on December 15, 2024 at a fixed monthly fee of $4,000. On October 14, 2025 the agreement was amended to provide for a fixed monthly fee of $7,000.

Sherlyn W. Farrell, Former Chief Financial Officer

In connection with Ms. Farrell’s appointment as Chief Financial Officer in December 2022, we entered into a CFO Agreement with Ms. Farrell, pursuant to which she received $200 per hour, payable in accordance with our standard payroll policies. The CFO Agreement terminated in December 2024.

Kalie Wortinger, Senior Manager, Engineering

On April 18, 2018 the Company entered into an employment agreement with Ms. Wortinger, which was subsequently amended on April 28, 2023 (the “Wortinger Employment Agreement”). Pursuant to the terms of the Wortinger Employment Agreement, as amended, Ms. Wortinger is entitled to a $178,400 base salary to be paid in accordance with our regularly established payroll practice. Additionally, Ms. Wortinger is also eligible to receive other customary benefits, and is eligible to receive stock options, restricted stock units and other equity incentive grants as determined by the board of directors.

Brandon Owens, Vice President of Sales

On October 12, 2020 the Company entered into an employment agreement with Mr. Owens, which was subsequently amended on January 13, 2023 (the “Owens Employment Agreement”). Pursuant to the terms of the Owens Employment Agreement, as amended, Mr. Owens is entitled to a $150,000 base salary to be paid in accordance with our regularly established payroll practice. Additionally, Mr. Owens was eligible for certain bonus and commission payments during his first year of employment based upon achievement of certain performance milestones. Additionally, Mr. Owens received stock options in connection with the commencement of his employment, and is also eligible to receive other customary benefits, stock options, restricted stock units and other equity incentive grants as determined by the board of directors.

Director Compensation

During the fiscal year ended June 30, 2025, the Company accrued or paid compensation to its directors for serving in such capacity, as shown in the table below. The Company is not aware of any agreements or arrangements between any director or nominee for director, and any person or entity other than the Company, relating to compensation or other payment in connection with such person’s candidacy or service as a director of the Company.

Name	Fees earned or paid in cash(7)	Stock Awards(8)	Total
Anthony M. Barkett (1)	$22,945	$100,000	$122,945
Barbie Brewer (2)	$55,500	$200,000	$255,500
J. Michael Losh (3)	$58,000	$200,000	$258,000
Richard T. Ogawa (4)	$22,945	$100,000	$122,945
Gilbert S. Omenn, M.D., Ph.D. (5)	$48,000	$200,000	$248,000
George Parmer (6)	$48,000	$200,000	$248,000

(1)	On December 23, 2024, Anthony Barkett resigned from the Board for personal reasons, effective immediately as of such date.

(2)	As of June 30, 2025, Barbie Brewer had 29,932 option awards outstanding.

(3)	As of June 30, 2025, Michael Losh had 34,099 option awards outstanding.

(4)	On December 23, 2024, Richard Ogawa resigned from the Board for personal reasons, effective immediately as of such date.

(5)	As of June 30, 2025, Gilbert S. Omenn had 21,342 option awards outstanding.

(6)	As of June 30, 2025, George Parmer had 4,259 option awards outstanding.

(7)	This annual cash retainer was largely elected to be deferred into a number of stock units as calculated per the terms of the Company’s Deferred Fee plan, which vest upon termination of service. Ms. Brewer was paid $41,625 in cash prior to her election in January 2025 to defer future compensation as stock units.

(8)	The annual restricted stock unit grant for calendar year 2023 was issued as a catch-up grant of common shares on March 7, 2025.

On May 22, 2021, the board of directors adopted a director compensation program for the Company’s independent directors consisting of equity compensation, beginning in fiscal year 2021. Directors who are also officers do not receive any additional compensation for serving on any board committees. These programs consist of the following equity compensation for independent directors:

Cash and Equity Compensation

On September 29, 2021, the board of directors approved changes to our director compensation program for fiscal year 2022 and beyond. The board instituted an annual cash retainer for our directors in an amount of $48,000, provided that the cash retainer for the chair of our Compensation Committee and Audit Committee shall also contain an additional retainer of $7,500 and $10,000, respectively. In addition, our directors received an annual $100,000 restricted stock unit grant, which will vest on the one-year anniversary of grant. Cash and equity payments for director service are paid on a quarterly basis.

Finally, our board of directors adopted a Deferred Fee Plan for our non-employee directors pursuant to which directors may defer all or a portion of their total cash compensation into deferred stock units which will be payable to them on the earlier of, their departure from the board or a change in control. Directors make an annual election before the start of the calendar year regarding what portion of cash compensation will be deferred for the subsequent calendar year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

We have one active equity compensation plan, our 2018 Equity Incentive Plan. The 2018 Equity Incentive Plan provides for the grant of stock options (incentive and non-qualified), stock awards (including RSUs and deferred stock units), stock appreciation rights and cash awards. We have available for future issuance an aggregate 371,568 shares under our 2018 Equity Incentive Plan, plus an annual increase on the first day of each calendar year during the 10-year term of the 2018 Equity Incentive Plan, equal to the lesser of (i) five percent (5%) of the shares of our common stock outstanding on the final day of the immediately preceding calendar year, or (ii) a lesser number of shares as determined by our Compensation Committee. To the extent that shares of common stock subject to an outstanding award granted under the 2018 Equity Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award (excluding shares of common stock subject to an option cancelled upon settlement in shares of common stock of a related tandem share appreciation right or shares of common stock subject to a tandem share appreciation right cancelled upon exercise of a related option) or by reason of the settlement of an award in cash, then those shares of common stock will again be available under the 2018 Equity Incentive Plan, other than for grants of incentive stock options. In addition, any shares covered by an award that have been surrendered in connection with the payment of the award exercise or purchase price or in satisfaction of tax withholding obligations incident to the grant, exercise, vesting or settlement of an award will be deemed not to have been issued for purposes of determining the maximum number of shares of common stock which may be issued pursuant to all awards under the 2018 Equity Incentive Plan.

The following table sets forth the number of shares of common stock subject to outstanding options, RSUs, deferred stock units, warrants and other convertible securities into share rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of June 30, 2025.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (1)	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in Column (A)) (2)
Equity compensation plan approved by stockholders	527,772	$21.08	371,568
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

(1)	Includes 527,772 shares subject to outstanding stock options, RSUs and deferred stock units under the 2018 Equity Incentive Plan. The weighted average exercise price in column (B) does not take RSUs or deferred stock units into account.

(2)	Based on 371,568 shares of common stock reserved for issuance under the 2018 Equity Incentive Plan, plus annual increases on the first day of each calendar year during the initial ten-year term of the Plan, less shares previously issued and outstanding.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of October 27, 2025, based on 4,572,713 shares issued and outstanding by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors and director nominees, (iii) our named executive officers and (iv) all directors and executive officers as a group. Shares are beneficially owned when an individual has voting and/or investment power over the shares or could obtain voting and/or investment power over the shares within 60 days of October 27, 2025. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Amesite Inc., 607 Shelby Street, Suite 700 PMB 214, Detroit, Michigan 48226.

Name of Beneficial Owner and Title of Named Executive Officers and Directors	Shares of Common Stock Beneficially Owned	Percentage
Ann Marie Sastry, Ph.D., President, Chief Executive Officer, and Chairman of the Board (1)	919,181	20.1%
Sarah Berman, Principal Financial and Accounting Officer	0	*
Sherlyn W. Farrell, Former Chief Financial Officer	315	*
Kalie Wortinger, Senior Manager, Engineering	5,333	*
Brandon Owens, Vice President of Sales	3,750	*
J. Michael Losh, Director (2)	126,671	2.77%
Gilbert S. Omenn, M.D., Ph.D., Director (3)	120,720	2.64%
Barbie Brewer, Director (4)	122,504	2.68%
George Parmer, Director (5)	180,164	3.94%
All Executive Officers and Directors as a Group (9 persons) (6)	1,479,438	32.4%

Beneficial Owner Greater than 5% Stockholders

*	Less than 1%.

(1)	Includes (i) 875,431 shares of common stock held by Dr. Sastry and (ii) 43,750 shares of common stock underlying options that are presently exercisable or exercisable within 60 days of October 27, 2025 held by Dr. Sastry.

(2)	Includes (i) 92,572 shares of common stock held by Mr. Losh and (ii) 34,099 shares of common stock underlying options that are presently exercisable or exercisable within 60 days of October 27, 2025, but excludes 74,811 shares of common stock underlying deferred stock units that may be issued in the Company’s discretion upon completion of service as a member of the board of directors, or if earlier, upon a change in control.

(3)	Includes (i) 99,378 shares of common stock held by Dr. Omenn and (ii) 21,342 shares of common stock underlying options that are presently exercisable or exercisable within 60 days of October 27, 2025, but excludes 61,912 shares of common stock underlying deferred stock units that may be issued in the Company’s discretion upon completion of service as a member of the board of directors, or if earlier, upon a change in control.

(4)	Includes (i) 92,572 shares of common stock held by Ms. Brewer and (ii) 29,932 shares of common stock underlying options that are presently exercisable or exercisable within 60 days of October 27, 2025, but excludes 15,440 shares of common stock underlying deferred stock units that may be issued in the Company’s discretion upon completion of service as a member of the board of directors, or if earlier, upon a change in control.

(5)	Includes (i) 175,905 shares of common stock held by Mr. Parmer, (ii) 4,259 shares of common stock underlying options that are presently exercisable or exercisable within 60 days of October 27, 2025, but excludes 55,016 shares of common stock underlying deferred stock units that may be issued in the Company’s discretion upon completion of service as a member of the board of directors, or if earlier, upon a change in control.

(6)	Includes 146,548 shares of common stock underlying options that are either presently exercisable or exercisable within 60 days of October 27, 2025, and -0- shares of common stock underlying restricted stock units that are presently exercisable or exercisable within 60 days of October 27, 2025, held by all directors and officers as a group.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since July 1, 2023 to which the Company party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our respective directors, director nominees, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We plan to enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Consulting Agreements

On March 29, 2018, Amesite Parent’s board of directors approved a consulting agreement with Mr. Richard Ogawa whereby Mr. Ogawa provided certain consulting services to us relating to the protection of our intellectual property and general business advice for our benefit. We agreed to pay Mr. Ogawa $1,000 for each filed patent application and $1,000 for each issued or granted patent regardless of the jurisdiction or type of patent, except for provisional patent applications for which no fee would be paid by us. In addition, we granted Mr. Ogawa a nonqualified stock option to purchase 291,666 shares of Amesite Parent’s common stock at an exercise price of $1.50 per share (subject to adjustment for the Merger).

Related Person Transaction Policy

We have not had a formal policy regarding approval of transactions with related parties. We expect to adopt a related person transaction policy that will set forth procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of the policy only, a related person transaction will be a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for our last two completed fiscal years. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy we plan to adopt, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy will require that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Item 14. Principal Accounting Fees and Services

Novogradac & Company LLP (“Novogradac”) acted as the Company’s independent registered public accounting firm for the year ended June 30, 2025. Turner, Stone & Company, L.L.P. (“Turner”) acted as the Company’s independent registered public accounting firm for the year ended June 30, 2024 and for the interim periods in such fiscal year and interim periods through March 31, 2025. The following table shows the fees that were incurred by the Company for audit and other services provided by Novogradac and Turner for the years ended June 30, 2025 and 2024.

	Years Ended June 30,
	2025	2024
Audit Fees (a)	$96,600	$57,005
Audit-Related Fees (b)	12,500	-
Tax Fees (c)	10,349	-
Other Fees (d)	30,813	90,905
Total	$150,262	$57,005

(a)	Audit fees include fees for professional services provided in connection with the audit of the Company’s annual financial statements, the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered accounting firm for statutory and regulatory filings or engagements in the indicated fiscal year.

(b)	Audit-related include the fees for assurance and related services by the independent registered accounting firm that are reasonably related to the performance of the audit or review of the company’s financial statements.

(c)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(d)	Other fees represent fees for any other products and services provided by the independent registered accounting firm, including those related to our filing of certain registration statements.

Pre-Approval Policies and Procedures

All services described under “Audit Fees” and “Other Fees” above rendered by Novogradac and Turner were pre-approved by the Company’s board of directors. The board of directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for the Company by its independent registered public accounting firm. Our independent registered public accounting firm and management are required to periodically report to the board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(b) Exhibits

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		S-1/A	333-248001	2.1	9/4/2020
2.2	Form of Agreement and Plan of Merger and Reorganization, dated July 14, 2020, by and between Amesite Operating Company, a Delaware corporation, and Amesite Inc., a Delaware corporation		S-1/A	333-248001	2.2	9/4/2020
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-39553	3.1	11/16/2020
3.2	Bylaws of the Registrant, as amended		10-Q	001-39553	3.4	5/15/2025
3.3	Certificate of Designations of Series A Preferred Stock, dated January 13, 2023		8-K	001-39553	3.1	1/13/2023
3.4	Certificate of Amendment to Certificate of Incorporation of Amesite Inc. dated February 16, 2023		8-K	001-39553	3.1	2/21/2023
4.1	Form of Warrant		8-K	001-39553	4.1	9/1/2022
4.2	Form of Placement Agent Warrant		8-K	001-39553	4.2	9/1/2022
4.3	Description of Registrant’s Securities		10-K	001-39553	4.3	10/6/2023
4.4	Form of Common Stock Certificate		S-3	333-282999	4.1	11/5/2024
4.5	Form of Senior Debt Indenture, between the Company and one or more trustees to be names		S-3/A	333-282999	4.2	12/13/2024
4.6	Form of Subordinated Debt Indenture, between the Company and one or more trustees to be named		S-3/A	333-282999	4.3	12/13/2024
4.7	Form of Underwriters’ Warrant		8-K	001-39553	4.1	1/10/2025
10.1+	2017 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization		S-1/A	333-248001	10.7	9/4/2020
10.2+	2018 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization.		S-1/A	333-248001	10.8	9/4/2020
10.3+	First Amendment to Amesite Inc. 2018 Equity Incentive Plan		8-K	001-39553	10.1	2/21/2023
10.4+	Second Amendment to Amesite Inc. 2018 Equity Incentive Plan		S-8	333-284031	4.3	12/23/2024

10.5+	Amesite Inc. Deferred Fee Plan		10-K	001-39553	10.4	9/30/2024
10.6+	Berman CFO Agreement		8-K	001-39553	10.1	11/26/2024
10.7	Underwriting Agreement, dated January 7, 2025, by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters listed in Schedule I thereto		8-K	001-39553	1.1	1/10/2025
10.8+#	Offer Letter for Brandon Owens	X
10.9+#	Offer Letter for Kalie Wortinger	X
16.1	Letter from Turner, Stone & Company, L.L.P. dated June 24, 2025		8-K	001-39553	16.1	6/26/2025
19.1	Amesite Inc. Insider Trading Compliance Program		10-K	001-39553	19.1	9/30/2024
23.1	Consent of Novogradac & Company LLP		10-K	001-39553	23.1	9/29/2025
23.2	Consent of Turner, Stone, & Co., LLP		10-K	001-39553	23.2	9/29/2025
24.1	Power of Attorney (included on the Signatures page of the original Annual Report on Form 10-K)		10-K	001-39553	24.1	9/29/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X
32.1†	Section 1350 Certification of Chief Executive Officer
32.2†	Section 1350 Certification of Principal Financial Officer
97.1+	Amesite Inc. Clawback Policy		10-K	001-39553	97.1	9/30/2024
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Furnished herewith.

#	Certain confidential information contained in this document has been redacted in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: October 28, 2025	By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann Marie Sastry, Ph.D.	Chief Executive Officer, President and Chairman of the Board	October 28, 2025
Ann Marie Sastry, Ph.D.	(Principal Executive Officer)

*	Principal Financial and Accounting Officer	October 28, 2025
Sarah Berman	(Principal Financial Officer and Principal Accounting Officer)

*	Director	October 28, 2025
Barbie Brewer

*	Director	October 28, 2025
Michael Losh

*	Director	October 28, 2025
Gilbert S. Omenn, M.D., Ph.D.

*	Director	October 28, 2025
George Parmer

*By:	/s/ Ann Marie Sastry, Ph.D.
Ann Marie Sastry, Ph.D., Attorney-in-Fact