Form 10-Q
period 2025-12-31
Amesite Inc.
filed 2026-02-06
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

or

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

There were 4,572,713 shares of the registrant’s common stock issued and outstanding as of February 5, 2026.

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

The following is a summary of risks related to our Site:

●	our planned expansions and improvements to our Site, and our ability to deliver solutions that demonstrably offer meaningful return on investment (ROI) to our customers;

●	our ability to deliver our Site to our customers at a price point that enables us to generate sufficient revenue to become profitable;

●	our ability to continue as a going concern;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our Site;

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance;

●	our ability to regain compliance with the requirements for continued listing on The Nasdaq Capital Market;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on September 29, 2025 and amended on October 28, 2025.

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

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

December 31, 2025

Amesite Inc.

Amesite Inc.

Condensed Balance Sheets

	December 31, 2025	June 30, 2025
Assets	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,165,369	$2,333,418
Accounts receivable	7,197	6,341
Prepaid expenses and other current assets	159,157	94,100
Total current assets	1,331,723	2,433,859

Noncurrent Assets
Restricted cash	100,000	100,000
Property and equipment, net of accumulated depreciation of $155,581 and $142,907, respectively	26,762	39,436
Capitalized software, net of accumulated amortization of $3,872,824 and $3,757,318, respectively	539,498	523,804
Total noncurrent assets	666,260	663,240

Total assets	$1,997,983	$3,097,099

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$24,892	$25,413
Accrued compensation	448,773	243,198
Deferred revenue	16,125	36,745
Other accrued liabilities	-	53,240
Total current liabilities	489,790	358,596

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 4,572,713 and 4,572,713 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively.	458	458
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and June 30, 2025	-	-
Additional paid-in capital	44,333,136	44,188,632
Accumulated deficit	(42,825,401)	(41,450,587)
Total stockholders’ equity	1,508,193	2,738,503

Total liabilities and stockholders’ equity	$1,997,983	$3,097,099

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net Revenue	$108,050	$12,760	$202,346	$24,010

Operating Expenses
General and administrative expenses	578,940	804,652	1,126,000	1,437,774
Technology and content development	164,853	211,867	267,741	351,525
Sales and marketing	109,510	127,110	215,982	292,924
Total operating expenses	853,303	1,143,629	1,609,723	2,082,223

Loss from Operations	(745,253)	(1,130,869)	(1,407,377)	(2,058,213)

Other Income (Expense)
Interest income	12,705	9,232	32,563	28,531
Total other income	12,705	9,232	32,563	28,531

Net Loss	$(732,548)	$(1,121,637)	$(1,374,814)	$(2,029,682)

Earnings (Loss) per Share
Basic and diluted loss per share	$(0.16)	$(0.40)	$(0.30)	$(0.73)
Weighted average shares outstanding	4,572,713	2,792,440	4,572,713	2,777,494

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2025	4,572,713	$458	$44,188,632	$(41,450,587)	$2,738,503
Net loss	-	-	-	(642,266)	(642,266)
Stock-based compensation	-	-	72,252	-	72,252
Balance - September 30, 2025	4,572,713	$458	$44,260,884	$(42,092,853)	$2,168,489
Net loss	-	-	-	(732,548)	(732,548)
Stock-based compensation	-	-	72,252		72,252
Balance - December 31, 2025	4,572,713	$458	$44,333,136	$(42,825,401)	$1,508,193

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2024	2,542,440	$255	$40,348,958	$(37,833,501)	$2,515,712
Net loss	-	-	-	(908,045)	(908,045)
Issuance of common stock for consulting services	250,000	25	654,975	-	655,000
Stock-based compensation	-	-	65,440	-	65,440
Balance - September 30, 2024	2,792,440	280	41,069,373	(38,741,546)	2,328,107
Net loss	-	-	-	(1,121,637)	(1,121,637)
Stock-based compensation	-	-	40,995	-	40,995
Balance - December 31, 2024	2,792,440	$280	$41,110,368	$(39,863,183)	$1,247,465

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Cash Flows (unaudited)

	For the Six Months Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(1,374,814)	$(2,029,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,180	231,210
Stock-based compensation expense	144,504	106,435
Changes in operating assets and liabilities which used cash:
Accounts receivable	(856)	30,060
Prepaid expenses and other current assets	(65,057)	232,994
Accounts payable	(521)	95,878
Accrued compensation	205,575	30,090
Deferred revenue	(20,620)	15,925
Other accrued liabilities	(53,240)	(51,621)
Net cash and cash equivalents used in operating activities	(1,036,849)	(1,338,711)

Cash Flows from Investing Activities
Investment in capitalized software	(131,200)	(212,599)
Net cash and cash equivalents used in investing activities	(131,200)	(212,599)

Net decrease in cash, cash equivalents, and restricted cash	(1,168,049)	(1,551,310)
Cash, cash equivalents, and restricted cash - Beginning of period	2,433,418	2,171,016
Cash, cash equivalents, and restricted cash - End of period	$1,265,369	$619,706

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for public offering consulting expenses	$-	$655,000

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Notes to Condensed Financial Statements (unaudited)

December 31, 2025 and 2024

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

In the opinion of management, the condensed financial statements of the Company as of December 31, 2025 and 2024 and for the three months and six months ended December 31, 2025 and 2024 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) insured by the FDIC at December 31, 2025 and June 30, 2025 was $250,000.

“Restricted Cash” in the balance sheets reflects amounts pledged as collateral for the Company’s credit card facility. As of December 31, 2025 and June 30, 2025, restricted cash totaled $100,000.

Accounts Receivable

Accounts receivable consists of customer collections held by a third party, such as a payment processor. These amounts are collected by the Company within 60 days of the related sales transactions. Accordingly, no allowance for doubtful accounts has been recorded.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At December 31, 2025 and June 30, 2025, the Company’s prepaid expenses consisted of the following.

	December 31,	June 30,
	2025	2025

Insurance	$128,769	$64,091
Other general and administrative	30,388	30,009
	$159,157	$94,100

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

	December 31,	June 30,
	2025	2025
Beginning capitalized software	$4,281,122	$3,993,691
Additions	131,200	378,300
Impairment	-	(90,869)
Ending capitalized software	4,412,322	4,281,122

Beginning accumulated amortization	3,757,318	3,348,863
Amortization expense	115,506	408,455
Ending accumulated amortization	3,872,824	3,757,318

Capitalized software - net	$539,498	$523,804

Amortization expense is included as part of “Technology and content development” in the Statements of Operations. Future estimated amortization is as follows:

12 Months Ended
December 31, 2026	$260,146
December 31, 2027	210,096
December 31, 2028	69,256
Total	$539,498

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). There have been no material changes to the Company’s revenue recognition policies from those disclosed in Note 2, Significant Accounting Policies, to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

As of December 31, 2025 and June 30, 2025, the balance of deferred revenue was $16,125 and $36,745, respectively, all of which is expected to be realized within 12 months.

The following table shows revenue from contracts with customers by customer type for the six months ended December 31, 2025 and 2024, respectively.

	For the three months ended		For the Six Months Ended
	December 31,		December 31,
Customer Type	2025	2024	2025	2024
Individuals (B2C)	$23,814	$517	$53,335	$517
Business (B2B)	84,236	12,243	149,011	23,493
	$108,050	$12,760	$202,346	$24,010

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Earnings (Loss) per Share

At December 31, 2025 and June 30, 2025, the Company had 589,038 and 601,538, respectively, potentially dilutive shares of common stock related to common stock options and warrants as determined using the if-converted method. Additionally, there were restricted stock units and deferred stock units outstanding to Board members representing potentially dilutive shares totaling 400,179 and 355,295 at December 31, 2025 and June 30, 2025, respectively. For the three months and six months ended December 31, 2025 and 2024, the dilutive effect of common stock has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

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

Significant Concentrations and Risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and restricted cash. As of December 31, 2025 and June 30, 2025, all of the Company’s cash, cash equivalents, and restricted cash were deposited in financial institutions located in the United States, which management believes are of high credit quality.

During the three months and six months ended December 31, 2025, one customer accounted for 11% and 11% of the Company’s revenues, respectively. During the three months and six months ended December 31, 2024, one customer accounted for 90% and 95% of the Company’s revenues, respectively.

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

Options

No options were granted for the six months ended December 31, 2025 or 2024. As of December 31, 2025, there were approximately $271,657 of total unrecognized compensation costs for employees and non-employees related to nonvested options. These costs are expected to be recognized through May 2029.

A summary of options terminated, as well as those that vested, during the three months ended December 31, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at October 1, 2025	166,352	$22.26	4.4
Terminated/Expired	-	-	-
Additional vesting	-	-	-
Outstanding and vested at December 31, 2025	166,352	$22.26	4.2

A summary of options terminated, as well as those that vested, during the six months ended December 31, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2025	172,477	$21.08	4.9
Terminated/Expired	(6,125)	2.32	7.4
Additional vesting	-	-	-
Outstanding and vested at December 31, 2025	166,352	$22.26	4.2

A summary of options terminated, as well as those that vested, during the three months ended December 31, 2024 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at October 1, 2024	238,796	$20.96	5.3
Terminated/Expired	-	-	-
Additional vesting	2,332		8.9
Outstanding and vested at December 31, 2024	241,128	$20.76	5.1

A summary of options terminated, as well as those that vested, during the six months ended December 31, 2024 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	235,219	$22.05	5.5
Terminated/Expired	-	-	-
Additional vesting	5,909	5.53	8.3
Outstanding and vested at December 31, 2024	241,128	$20.76	5.1

Warrants

A summary of warrant activity during the three months and six months ended December 31, 2025 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2025	429,061	$11.03	2.7
Expired	(12,500)	72.00	-
Additional issuances	-	-	-

Outstanding at September 30, 2025	416,561	9.20	2.4
Expired	-	-	-
Additional issuances	-	-	-
Outstanding and vested at December 31, 2025	416,561	$9.20	2.2

A summary of warrant activity during the three months and six months ended December 31, 2024 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	397,781	$12.85	3.6
Expired	-	-	-
Additional issuances	-	-	-

Outstanding at September 30, 2024	397,781	12.85	3.4
Expired	(13,783)	(24.00)
Additional issuances	-	-
Outstanding and vested at December 31, 2024	383,998	$11.88	3.1

Board of Directors: Deferred Stock Units and Restricted Stock Units

For the six months ended December 31, 2025, $104,750 in deferred stock units were awarded. For the six months ended December 31, 2024, $101,000 in deferred stock units were awarded and $35,765 in cash compensation was accrued.

A summary of deferred stock units terminated/settled, as well as those that vested, during the six months ended December 31, 2025 and 2024 is presented below:

		Weighted Average
	Number of	Exercise
	Shares	Price

Outstanding July 1, 2025	190,007	$2.84
Issued	44,884	2.33
Terminated/Settled	-	-
Outstanding December 31, 2025	234,891	$2.74

Outstanding July 1, 2024	207,342	$3.64
Issued	33,615	3.00
Terminated/Settled	-	-
Outstanding December 31, 2024	240,957	$3.55

Note: the weighed average remaining contractual term is not applicable since these do not vest until the director leaves service.

As of December 31, 2025, the Company has 326,684 shares of common stock available for granting under the Plan.

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

A summary of restricted stock units terminated, as well as those that vested, during the six months ended December 31, 2025 and 2024 is presented below:

		Weighted Average	Weighted
	Number of	Exercise	Average
	Shares	Price	Term (Yrs)

Outstanding, July 1, 2025	165,288	$2.42	0.68
Issued	-	-	0.00
Settled	-	-	0.00
Outstanding, December 31, 2025	165,288	$2.42	0.18

Outstanding, July 1, 2024	307,500	$3.90	0.00
Issued	-	-	0.00
Settled	-	-	0.00
Outstanding, December 31, 2024	307,500	$3.90	0.00

Note 4 - Income Taxes

For the six months ended December 31, 2025 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. The provision (benefit) for income taxes for the six months ended December 31, 2025 and 2024 assumes a 21% effective tax rate for federal income taxes and a 6% effective tax rate for state income tax purposes.

The Company has approximately $41.6 million of net operating loss carryforwards for federal and state, available to reduce future income taxes at December 31, 2025. Approximately $17,000 of the federal net operating losses will expire in 2037 and the balance can be utilized indefinitely. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the six months ended December 31, 2025 and 2024.

Note 5 - Segment Information

Information about reported segment revenue, segment net income (loss), and significant segment expenses is shown as follows:

	For the three months ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net revenue	$108,050	$12,760	$202,346	$24,010
Less:
Advertising and marketing expenses	42,561	41,109	89,027	114,424
Capitalized software, net of amortization	17,803	41,998	(15,694)	5,937
Professional fees	118,065	227,897	200,225	354,868
Personnel-related expenses	426,460	462,550	837,360	928,269
Director restricted stock unit expense	100,000	150,000	200,000	300,000
Stock-based compensation expense	72,252	40,995	144,504	106,435
Technology and development expense	22,653	18,450	38,775	36,088
Depreciation	6,337	6,337	12,674	12,674
Other segment items (1)	47,173	154,293	102,852	223,528
Interest income	(12,705)	(9,232)	(32,563)	(28,531)
Segment net loss	$(732,548)	$(1,121,637)	$(1,374,814)	$(2,029,682)
Total net loss	$(732,548)	$(1,121,637)	$(1,374,814)	$(2,029,682)

(1)	Other segment items included in segment net income are primarily business insurance and franchise taxes as well as general office expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2025 included in our Annual Report on Form 10-K filed with the SEC on September 29, 2025 and amended on October 28, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months and six months ended December 31, 2025 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP, and the requirements of the SEC. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $1,374,814 for the six months ended December 31, 2025, and we incurred a net loss of $42.8 million for the period from November 14, 2017 (date of incorporation) to December 31, 2025.

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

Financial Position, Liquidity, and Capital Resources

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $732,548 and $1,374,814 for the three months and six months ended December 31, 2025, respectively.

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

As of December 31, 2025, our cash, cash equivalent, and restricted cash balance totaled $1,265,369.

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

Cash, Cash Equivalents, including US Treasury Market Fund

As of December 31, 2025 and June 30, 2025 our cash, cash equivalents, and restricted cash totaled $1,265,369 and $2,433,418, respectively with the majority invested in a short-term US Treasury Fund totaling approximately $970,000 at December 31, 2025. The Fund is invested in US Treasuries with a 7-day liquidity. The decision to allocate funds to the short-term US Treasury Fund is based on our investment strategy, which prioritizes liquidity and stability while receiving current rate returns. The returns from the fund for the six months ended December 31, 2025 were 4.1% and in line with our expectations and the broader market trends for similar investment vehicles. We continuously monitor our investment portfolio, considering market conditions and our liquidity needs, ensuring alignment with our broader financial strategy and risk tolerance.

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

The Company capitalized software of $131,200 and $212,600 and recognized amortization expense of $115,506 and $218,537 for the six months ended December 31, 2025 and 2024, respectively.

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

We have recorded accounts receivable of $7,197 and $6,341 as of December 31, 2025 and June 30, 2025, respectively. We have set up deferred revenue liabilities at the end of each period to reflect performance obligations to be performed in future periods for our services delivered over time. Future obligations related to deferred revenue totaled $16,125 and $36,745 as of December 31, 2025 and June 30, 2025 respectively.

Revenue

We generated revenues totaling $202,346 for the six months ended December 31, 2025 as compared to $24,010 for the six months ended December 31, 2024. We generated revenues totaling $108,050 for the three months ended December 31, 2025 as compared to $12,760 for the three months ended December 31, 2024.

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

General and administrative expenses for the six months ended December 31, 2025 were approximately $1,126,000 as compared to approximately $1,438,000 for the six months ended December 31, 2024. General and administrative expenses for the three months ended December 31, 2025 were approximately $579,000 as compared to approximately $805,000 for the three months ended December 31, 2024. The decrease between the three-month periods is due to lower payroll costs, stock-based compensation, and professional fees. These reductions were made possible by completion of certain features and platform capabilities that require less staffing to maintain than to build. Stock-based compensation is lower due to having four Board members in calendar year 2025 as opposed to six Board members in calendar year 2024.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the six months ended December 31, 2025 were approximately $268,000 as compared to approximately $352,000 for the six months ended December 31, 2024. Technology and content development expenses for the three months ended December 31, 2025 were approximately $165,000 as compared to approximately $212,000 for the three months ended December 31, 2024. The decreases between the six-month periods in technology reflect the reductions in headcount and associated administrative costs, since these costs scale with staff.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the six months ended December 31, 2025 were approximately $216,000 as compared to approximately $293,000 for the six months ended December 31, 2024. Sales and marketing expenses for the three months ended December 31, 2025 were approximately $109,500 as compared to approximately $127,000 for the three months ended December 31, 2024. The decrease between the three-month periods in sales and marketing are principally related to moving certain marketing functions from outside providers to inside staff.

Interest Income

For the six months ended December 31, 2025, interest income approximated $32,600 as compared to interest income of approximately $28,500 for the six months ended December 31, 2024. For the three months ended December 31, 2025, interest income approximated $12,700 as compared to interest income of approximately $9,200 for the three months ended December 31, 2024.

Net Loss

Our net loss for the six months ended December 31, 2025 was approximately $1,375,000 as compared to a net loss for the six months ended December 31, 2024 of approximately $2,030,000. Our net loss for the three months ended December 31, 2025 was approximately $732,500 as compared to a net loss for the three months ended December 31, 2024 of approximately $1,122,000.

Capital Expenditures

During the six months ended December 31, 2025 and 2024, we had capital asset additions of $131,200 and $212,600, respectively, in capitalized technology and content development. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platform.

Nasdaq Deficiency Letter

On October 28, 2025 we received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), nor were we in compliance with either of the alternative listing standards, either a market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. Pursuant to the Nasdaq Letter, we had 45 calendar days from the date of the Nasdaq Letter to submit a plan to regain compliance. We submitted our plan of compliance on December 10, 2025 and on January 8, 2026, Nasdaq granted an extension until April 27, 2026 to evidence compliance.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results. The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in our Annual Report on Form 10-K.

If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, then our common stock would be delisted from the Nasdaq Capital Market, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

On October 28, 2025 we received a deficiency letter (the “Nasdaq Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), nor were we in compliance with either of the alternative listing standards, either a market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

Pursuant to the Nasdaq Letter, we had 45 calendar days from the date of the Nasdaq Letter to submit a plan to regain compliance. We submitted our plan of compliance on December 10, 2025 and on January 8, 2026, Nasdaq granted an extension until April 27, 2026 to evidence compliance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Certificate of Amendment to Certificate of Incorporation of Amesite Inc. dated February 16, 2023	8-K	001-39553	3.1	2/21/2023

3.3	Bylaws of the Registrant, as amended	10-Q	001-39553	3.4	May 15, 2025

31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial and Accounting Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

10.1	Offer Letter for Brandon Owens	10-K	001-39553	10.8	October 28, 2025

10.2	Offer Letter for Kalie Wortinger	10-K	001-39553	10.9	October 28, 2025

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

*	This certification is deemed furnished, not filed, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), and is not otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMESITE INC.

Date: February 5, 2026	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2026	By:	/s/ Sarah Berman
Sarah Berman
Principal Financial and Accounting Officer
(Principal Financial Officer)
(Principal Accounting Officer)