Form 10-Q
period 2026-03-31
Amesite Inc.
filed 2026-05-18
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

There were 5,852,985 shares of the registrant’s common stock issued and outstanding as of May 18, 2026.

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

The following is a summary of risks related to our Site:

●	our planned expansions and improvements to our Site, and our ability to deliver solutions that demonstrably offer meaningful return on investment (ROI) to our customers;

●	our ability to deliver our Site to our customers at a price point that enables us to generate sufficient revenue to become profitable;

●	our ability to continue as a going concern;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our business and studies;

●	our reliance on third party designers, suppliers, and partners to provide and maintain our Site;

-ii-

●	our ability to attract and retain qualified key management and technical personnel;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our financial performance;

●	our ability to maintain compliance with the requirements for continued listing on The Nasdaq Capital Market;

●	the impact of government regulation and developments relating to our competitors or our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

-iii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

March 31, 2026

Amesite Inc.

Amesite Inc.

Condensed Balance Sheets

	March 31, 2026	June 30, 2025
Assets	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$640,711	$2,333,418
Accounts receivable, net of allowance for uncollectible accounts of $7,964 and $-0-, respectively	18,975	6,341
Prepaid expenses and other current assets	162,293	94,100
Total current assets	821,979	2,433,859

Noncurrent Assets
Restricted cash	100,000	100,000
Property and equipment, net of accumulated depreciation of $161,918 and $142,907, respectively	20,425	39,436
Capitalized software, net of accumulated amortization of $3,937,860 and $3,757,318, respectively	549,962	523,804
Total noncurrent assets	670,387	663,240

Total assets	$1,492,366	$3,097,099

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$18,309	$25,413
Accrued compensation	167,698	243,198
Deferred revenue	3,975	36,745
Other accrued liabilities	-	53,240
Total current liabilities	189,982	358,596

Stockholders' Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 4,738,001 and 4,572,713 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	474	458
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	-	-
Additional paid-in capital	44,805,372	44,188,632
Accumulated deficit	(43,503,462)	(41,450,587)
Total stockholders' equity	1,302,384	2,738,503

Total liabilities and stockholders' equity	$1,492,366	$3,097,099

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025

Net Revenue	$83,332	$30,690	$285,678	$54,700

Operating Expenses
General and administrative expenses	549,803	428,465	1,675,803	1,866,239
Technology and content development	134,192	172,098	401,933	523,623
Sales and marketing	83,409	117,849	299,391	410,773
Total operating expenses	767,404	718,412	2,377,127	2,800,635

Loss from Operations	(684,072)	(687,722)	(2,091,449)	(2,745,935)

Other Income (Expense)
Interest income	6,011	24,304	38,574	52,835
Total other income	6,011	24,304	38,574	52,835

Net Loss	$(678,061)	$(663,418)	$(2,052,875)	$(2,693,100)

Earnings (Loss) per Share
Basic and diluted loss per share	$(0.15)	$(0.16)	$(0.45)	$(0.85)
Weighted average shares outstanding	4,616,790	4,054,939	4,587,191	3,177,932

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2025	4,572,713	$458	$44,188,632	$(41,450,587)	$2,738,503
Net loss	-	-	-	(642,266)	(642,266)
Stock-based compensation	-	-	72,252	-	72,252
Balance - September 30, 2025	4,572,713	$458	$44,260,884	$(42,092,853)	$2,168,489
Net loss	-	-	-	(732,548)	(732,548)
Stock-based compensation	-	-	72,252		72,252
Balance - December 31, 2025	4,572,713	$458	$44,333,136	$(42,825,401)	$1,508,193
Net loss	-	-	-	(678,061)	(678,061)
Stock-based compensation	-	-	72,252	-	72,252
Restricted shares in exchange for accrued director compensation	165,288	16	399,984	-	400,000
Balance - March 31, 2026	4,738,001	$474	$44,805,372	$(43,503,462)	$1,302,384

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2024	2,542,440	$255	$40,348,958	$(37,833,501)	$2,515,712
Net loss	-	-	-	(908,045)	(908,045)
Issuance of common stock for consulting services	250,000	25	654,975	-	655,000
Stock-based compensation	-	-	65,440	-	65,440
Balance - September 30, 2024	2,792,440	280	41,069,373	(38,741,546)	2,328,107
Net loss	-	-	-	(1,121,637)	(1,121,637)
Stock-based compensation	-	-	40,995	-	40,995
Balance - December 31, 2024	2,792,440	$280	$41,110,368	$(39,863,183)	$1,247,465
Net loss	-	-	-	(663,418)	(663,418)
Public offering common stock purchases, net of offering costs of $1,164,050	1,201,667	120	2,440,711	-	2,440,831
Warrants issued	-	-	95,984	-	95,984
Stock-based compensation, net of forfeitures	-	-	(144,609)	-	(144,609)
Restricted shares in exchange for accrued director compensation	578,606	58	621,951	-	622,009
Balance - March 31, 2025	4,572,713	$458	$44,124,405	$(40,526,601)	$3,598,262

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(2,052,875)	$(2,693,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199,553	331,719
Stock-based compensation expense	216,756	(38,174)
Allowance for doubtful accounts	7,964	-
Warrants issued for underwriting fee	-	95,984
Changes in operating assets and liabilities which used cash:
Accounts receivable	(20,598)	25,620
Prepaid expenses and other current assets	(68,193)	227,768
Accounts payable	(7,104)	(17,970)
Accrued compensation	324,500	133,799
Deferred revenue	(32,770)	3,835
Other accrued liabilities	(53,240)	(85,285)
Net cash and cash equivalents used in operating activities	(1,486,007)	(2,015,804)

Cash Flows from Investing Activities
Investment in capitalized software	(206,700)	(292,199)
Net cash and cash equivalents used in investing activities	(206,700)	(292,199)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	-	3,095,950
Net cash and cash equivalents provided by financing activities	-	3,095,950

Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,692,707)	787,947
Cash, cash equivalents, and restricted cash - Beginning of period	2,433,418	2,171,016
Cash, cash equivalents, and restricted cash - End of period	$740,711	$2,958,963

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Settle restricted stock units through common stock issuance to directors	$400,000	$600,000
Issuance of common stock for accrued director compensation	$-	$21,890
Issuance of common stock for public offering consulting expenses	$-	$655,000

See accompanying Notes to Condensed Financial Statements.

Amesite, Inc.

Notes to Condensed Financial Statements (unaudited)

March 31, 2026 and 2025

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

In the opinion of management, the condensed financial statements of the Company as of March 31, 2026 and 2025 and for the three months and nine months ended March 31, 2026 and 2025 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) insured by the FDIC at March 31, 2026 and June 30, 2025 was $250,000.

“Restricted Cash” in the balance sheets reflects amounts pledged as collateral for the Company’s credit card facility. As of March 31, 2026 and June 30, 2025, restricted cash totaled $100,000.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of amounts due from B2B annual subscription customers billed monthly under annual agreements and customer collections held by a third-party payment processor for B2C monthly subscriptions. Accounts receivable are recorded at the invoiced amount and do not bear interest. B2B and B2C amounts are generally collected within 60 days of the related sales transaction.

The Company estimates expected credit losses on current accounts receivable in accordance with ASC 326, as amended by ASU 2025-05, which became effective for the Company for its annual period beginning July 1, 2025 and interim periods therein. The Company has elected the practical expedient under ASU 2025-05, pursuant to which expected credit loss estimates are based on historical loss experience and current conditions as of the balance sheet date, without adjustment for projected future changes in macroeconomic conditions.

The allowance for doubtful accounts is determined using specific identification of B2B receivable balances based on each customer's payment history, receivable age, and status of collection efforts. As the Company's B2B segment is early-stage, no statistically derived general reserve has been recorded beyond the specific identification analysis.

As of March 31, 2026, one B2B customer had ceased remitting monthly payments required under their annual subscription agreement. The Company has exhausted internal collection efforts with respect to the account and referred the outstanding balance to a third-party collections agency. Accordingly, the Company recorded an allowance for doubtful accounts of $7,964 as of March 31, 2026.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At March 31, 2026 and June 30, 2025, the Company’s prepaid expenses consisted of the following.

	March 31,	June 30,
	2026	2025

Insurance	$101,853	$64,091
Other general and administrative	60,440	30,009
	$162,293	$94,100

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

	March 31,	June 30,
	2026	2025
Beginning capitalized software	$4,281,122	$3,993,691
Additions	206,700	378,300
Impairment	-	(90,869)
Ending capitalized software	4,487,822	4,281,122

Beginning accumulated amortization	3,757,318	3,348,863
Amortization expense	180,542	408,455
Ending accumulated amortization	3,937,860	3,757,318

Capitalized software - net	$549,962	$523,804

Amortization expense is included as part of “Technology and content development” in the Statements of Operations. Future estimated amortization is as follows:

12 Months Ended
March 31, 2027	$285,312
March 31, 2028	200,887
March 31, 2029	63,763
Total	$549,962

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). There have been no material changes to the Company’s revenue recognition policies from those disclosed in Note 2, Significant Accounting Policies, to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

As of March 31, 2026 and June 30, 2025, the balance of deferred revenue was $3,975 and $36,745, respectively, all of which is expected to be realized within 12 months.

The following table shows revenue from contracts with customers by customer type for the three and nine months ended March 31, 2026 and 2025, respectively.

	For the three months ended		For the Nine Months Ended
	March 31,		March 31,
Customer Type	2026	2025	2026	2025
Individuals (B2C)	$10,317	$7,917	$63,652	$8,434
Business (B2B)	73,015	22,773	222,026	46,266
	$83,332	$30,690	$285,678	$54,700

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Earnings (Loss) per Share

At March 31, 2026 and June 30, 2025, the Company had 706,663 and 601,538, respectively, potentially dilutive shares of common stock related to common stock options and warrants as determined using the if-converted method. Additionally, there were restricted stock units and deferred stock units outstanding to Board members representing potentially dilutive shares totaling 462,360 and 355,295 at March 31, 2026 and June 30, 2025, respectively. For the three months and nine months ended March 31, 2026 and 2025, the dilutive effect of common stock has not been included in the average shares outstanding for the calculation of net loss per share as the effect would be anti-dilutive as a result of our net losses in these periods.

Subsequent Events

The Company evaluated subsequent events through the date this Form 10-Q was filed and has determined that no events have occurred that would require recognition or disclosure in the condensed financial statements except that disclosed at Note 6.

Risks and Uncertainties

The Company operates in an industry subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, and other risks associated with an early-stage company, including the potential risk of business failure.

Significant Concentrations and Risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and restricted cash. As of March 31, 2026 and June 30, 2025, all of the Company’s cash, cash equivalents, and restricted cash were deposited in financial institutions located in the United States, which management believes are of high credit quality.

During the three months and nine months ended March 31, 2026, one customer accounted for 14% and 12% of the Company’s revenues, respectively. During the three months and nine months ended March 31, 2025, one customer accounted for 33% and 63% of the Company’s revenues, respectively.

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

Options

No options were granted for the nine months ended March 31, 2026 or 2025. As of March 31, 2026, there were approximately $251,780 of total unrecognized compensation costs for employees and non-employees related to nonvested options. These costs are expected to be recognized through May 2029.

A summary of options terminated, as well as those that vested, during the three months ended March 31, 2026 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2026	290,692	$14.04	6.4
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Expired	-	-	-
Outstanding at March 31, 2026	290,692	$14.04	6.2
Exercisable at March 31, 2026	166,942	$22.19	3.9

A summary of options terminated, as well as those that vested, during the nine months ended March 31, 2026 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2025	296,817	$13.80	6.9
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	(6,125)	2.32	7.4
Expired	-	-	-
Outstanding at March 31, 2026	290,692	$14.04	6.2
Exercisable at March 31, 2026	166,942	$22.19	3.9

A summary of options terminated, as well as those that vested, during the three months ended March 31, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	241,128	$20.76	5.1
Terminated	(69,421)	(19.64)	(2.31)
Additional vesting	3,203	18.53	7.14
Outstanding and vested at March 31, 2025	174,910	$21.19	5.1

A summary of options terminated, as well as those that vested, during the nine months ended March 31, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	235,219	$22.05	5.6
Terminated	(69,421)	(19.64)	(2.31)
Additional vesting	9,112	10.10	4.8
Outstanding and vested at March 31, 2025	174,910	$21.19	5.1

Warrants

A summary of warrant activity during the three months ended March 31, 2026 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2026	416,561	$9.20	2.1
Expired	-	-	-
Additional issuances	-	-	-
Outstanding and vested at March 31, 2026	416,561	$9.20	2.1

A summary of warrant activity during the nine months ended March 31, 2026 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2025	429,061	$11.03	2.7
Expired	(12,500)	(72.00)	-
Additional issuances	-	-	-
Outstanding and vested at March 31, 2026	416,561	$9.20	2.1

A summary of warrant activity during the three months ended March 31, 2025 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	383,998	$11.88	1.6
Expired	-	-	-
Additional issuances	45,063	3.75	4.8
Outstanding and vested at March 31, 2025	429,061	$11.03	3.0

A summary of warrant activity during the nine months ended March 31, 2025 is presented below:

Warrants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	397,781	$8.25	3.5
Expired	(13,783)	(19.64)	(0)
Additional issuances	45,063	3.75	4.8
Outstanding and vested at March 31, 2025	429,061	$11.03	3.0

Board of Directors: Deferred Stock Units and Restricted Stock Units

For the nine months ended March 31, 2026, $157,125 in deferred stock units were awarded. For the nine months ended March 31, 2025, $153,375 in deferred stock units were awarded and $27,750 in cash compensation was paid.

A summary of deferred stock units terminated/settled, as well as those that vested, during the nine months ended March 31, 2026 and 2025 is presented below:

		Weighted Average
	Number of	Exercise
	Shares	Price
Outstanding July 1, 2025	190,007	$2.84
Issued	73,348	2.12
Terminated/Settled	-	-
Outstanding March 31, 2026	263,355	$2.64

Outstanding July 1, 2024	207,342	$3.64
Issued	55,258	2.78
Terminated/Settled	(92,063)	(2.89)
Outstanding March 31, 2025	170,537	$3.31

Note: the weighted average remaining contractual term is not applicable since these do not vest until the director leaves service.

As of March 31, 2026, the Company has 361,567 shares of common stock available for granting under the Plan.

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

A summary of restricted stock units terminated, as well as those that vested, during the nine months ended March 31, 2026 and 2025 is presented below:

		Weighted Average	Weighted
	Number of	Exercise	Average
	Shares	Price	Term
Outstanding, July 1, 2025	165,288	$2.42	.68
Issued	199,004	2.01	1.00
Terminated/Resigned	-	-	-
Settled	(165,288)	(2.42)	-
Outstanding, March 31, 2026	199,004	$2.01	.93

Outstanding, July 1, 2024	307,500	$3.90	-
Issued	165,288	2.42	1.00
Terminated/Resigned	(73,260)	(2.73)	-
Settled	(234,240)	(4.27)	-
Outstanding, March 31, 2025	165,288	$2.42	.93

Note 4 - Income Taxes

For the nine months ended March 31, 2026 and prior periods since inception, the Company’s activities have not generated taxable income or tax liabilities. The provision (benefit) for income taxes for the nine months ended March 31, 2026 and 2025 assumes a 21% effective tax rate for federal income taxes and a 6% effective tax rate for state income tax purposes.

The Company has approximately $41.8 million of net operating loss carryforwards for federal and state, available to reduce future income taxes at March 31, 2026. Approximately $17,000 of the federal net operating losses will expire in 2037 and the balance can be utilized indefinitely. Due to uncertainty as to the realization of the net operating loss carryforwards and other deferred tax assets as a result of the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. Accordingly, the Company has not recognized an income tax benefit on the Condensed Statements of Operations for the nine months ended March 31, 2026 and 2025.

Note 5 - Segment Information

Information about reported segment revenue, segment net income (loss), and significant segment expenses is shown as follows:

	For the three months ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net revenue	$83,332	$30,690	$285,678	$54,700
Less:
Advertising and marketing expenses	24,256	46,505	113,282	160,929
Professional fees	92,352	76,647	292,577	431,515
Personnel-related expenses	398,248	456,562	1,219,914	1,390,768
Director restricted stock unit expense	100,000	100,000	300,000	400,000
Stock-based compensation expense	72,252	(144,609)	216,756	(38,174)
Technology and development expense	28,878	15,521	67,654	51,609
Depreciation	6,337	6,337	19,011	19,011
Other segment items (1)	45,080	161,448	147,933	384,977
Interest income	(6,011)	(24,304)	(38,574)	(52,835)
Segment net loss	$(678,061)	$(663,418)	$(2,052,875)	$(2,693,100)
Total net loss	$(678,061)	$(663,418)	$(2,052,875)	$(2,693,100)

(1)	Other segment items included in segment net income are primarily business insurance and franchise taxes as well as general office expenses.

Note 6 - Subsequent Events

On April 28, 2026, the Company closed a registered direct offering, a concurrent private placement, and an insider-led private placement, issuing in the aggregate 1,114,984 shares of common stock, pre-funded warrants to purchase 696,866 shares (exercise price $0.001), and Series A-1 and Series A-2 common warrants to purchase up to 1,811,850 shares each at an exercise price of $1.435 per share. Aggregate gross proceeds were approximately $2.6 million, of which approximately $0.6 million was invested by certain officers and directors of the Company, including the Chairman and Chief Executive Officer and another member of the Board of Directors, at a per-share price equal to that of the registered direct offering, with one-for-one Series A-1 and Series A-2 warrant coverage. The common warrants become exercisable upon stockholder approval; the Series A-1 warrants expire five years, and the Series A-2 warrants expire eighteen months, after the later of stockholder approval and the effective date of the related resale registration statement. The placement agent received a 7.0% cash fee, 1.0% management fee, expense reimbursement, and warrants to purchase 97,561 shares at $1.7938 per share. The Company intends to use the net proceeds for working capital and general corporate purposes.

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

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months and nine months ended March 31, 2026 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP, and the requirements of the SEC. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $2,052,875 for the nine months ended March 31, 2026, and we incurred a net loss of $43.5 million for the period from November 14, 2017 (date of incorporation) to March 31, 2026.

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

Financial Position, Liquidity, and Capital Resources

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $678,000 and $2,052,875 for the three months and nine months ended March 31, 2026, respectively.

On January 8, 2025, we closed on a public offering of common stock and received approximately $3.08 million of cash proceeds, net of underwriting discounts, commissions, and other offering costs.

On April 28, 2026, we closed a registered direct offering, a concurrent private placement, and an insider-led private placement, pursuant to which the Company agreed to issue and sell to such investors common stock and warrants for net cash proceeds of approximately $2.2 million.

As of March 31, 2026, our cash, cash equivalent, and restricted cash balance totaled $740,711.

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

Cash, Cash Equivalents, including US Treasury Market Fund

As of March 31, 2026 and June 30, 2025 our cash, cash equivalents, and restricted cash totaled $740,711 and $2,433,418, respectively with the majority invested in a short-term US Treasury Fund totaling approximately $420,000 at March 31, 2026. The Fund is invested in US Treasuries with a 7-day liquidity. The decision to allocate funds to the short-term US Treasury Fund is based on our investment strategy, which prioritizes liquidity and stability while receiving current rate returns. The returns from the fund for the nine months ended March 31, 2026 and 2025 were 4.1% and 4.9%, respectively, and in line with our expectations and the broader market trends for similar investment vehicles. We continuously monitor our investment portfolio, considering market conditions and our liquidity needs, ensuring alignment with our broader financial strategy and risk tolerance.

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

The Company capitalized software of $206,700 and $292,200 and recognized amortization expense of $180,542 and $312,709 for the nine months ended March 31, 2026 and 2025, respectively.

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

We have recorded accounts receivable of $18,975 and $6,341 as of March 31, 2026 and June 30, 2025, respectively. We have set up deferred revenue liabilities at the end of each period to reflect performance obligations to be performed in future periods for our services delivered over time. Future obligations related to deferred revenue totaled $3,975 and $36,745 as of March 31, 2026 and June 30, 2025 respectively.

Revenue

We generated revenues totaling $285,678 for the nine months ended March 31, 2026 as compared to $54,700 for the nine months ended March 31, 2025. We generated revenues totaling $83,332 for the three months ended March 31, 2026 as compared to $30,690 for the three months ended March 31, 2025.

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

General and administrative expenses (G&A) for the nine months ended March 31, 2026 were approximately $1,676,000 as compared to approximately $1,866,000 for the nine months ended March 31, 2025. General and administrative expenses for the three months ended March 31, 2026 were approximately $550,000 as compared to approximately $428,000 for the three months ended March 31, 2025. The increase in general and administrative expenses between the three-month periods is due to director forfeitures recognized in fiscal year 2025. The decrease in the nine-month period is largely a result of lower stock-based compensation due to having four Board members in calendar years 2025-2026 as opposed to six Board members in calendar year 2024.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the nine months ended March 31, 2026 were approximately $402,000 as compared to approximately $524,000 for the nine months ended March 31, 2025. Technology and content development expenses for the three months ended March 31, 2026 were approximately $134,000 as compared to approximately $172,000 for the three months ended March 31, 2025. The decreases between the three-month and nine-month periods in technology reflect the reductions in headcount, lower capitalized software amortization, and lower third-party software subscription costs.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the nine months ended March 31, 2026 were approximately $299,000 as compared to approximately $411,000 for the nine months ended March 31, 2025. Sales and marketing expenses for the three months ended March 31, 2026 were approximately $83,000 as compared to approximately $118,000 for the three months ended March 31, 2025. The decrease between the three-month and nine-month periods in sales and marketing are principally related to moving certain marketing functions from outside providers to inside staff offset some by higher customer selling expenses.

Interest Income

For the nine months ended March 31, 2026, interest income approximated $39,000 as compared to interest income of approximately $53,000 for the nine months ended March 31, 2025. For the three months ended March 31, 2026, interest income approximated $6,000 as compared to interest income of approximately $24,000 for the three months ended March 31, 2025.

Net Loss

Our net loss for the nine months ended March 31, 2026 was approximately $2,053,000 as compared to a net loss for the nine months ended March 31, 2025 of approximately $2,693,000. Our net loss for the three months ended March 31, 2026 was approximately $678,000 as compared to a net loss for the three months ended March 31, 2025 of approximately $663,000.

Capital Expenditures

During the nine months ended March 31, 2026 and 2025, we had capital asset additions of $206,700 and $292,200, respectively, in capitalized technology and content development. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platform.

Nasdaq Compliance

On October 28, 2025 we received a deficiency letter (the “Nasdaq Letter”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires us to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Stockholders’ Equity Requirement”), nor were we in compliance with either of the alternative listing standards, either a market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. Pursuant to the Nasdaq Letter, we had 45 calendar days from the date of the Nasdaq Letter to submit a plan to regain compliance. We submitted our plan of compliance on December 10, 2025 and on January 8, 2026, Nasdaq granted an extension until April 27, 2026 to evidence compliance.

On April 28, 2026, the Company closed a registered direct offering, a concurrent private placement, and an insider-led private placement, issuing in the aggregate 1,114,984 shares of common stock, pre-funded warrants to purchase 696,866 shares (exercise price $0.001), and Series A-1 and Series A-2 common warrants to purchase up to 1,811,850 shares each at an exercise price of $1.435 per share. Aggregate gross proceeds were approximately $2.6 million, of which approximately $0.6 million was invested by certain officers and directors of the Company, including the Chairman and Chief Executive Officer and another member of the Board of Directors, at a per-share price equal to that of the registered direct offering, with one-for-one Series A-1 and Series A-2 warrant coverage. As disclosed in the Company’s Current Report on Form 8-K filed on April 28, 2026, upon completion of the registered direct offering, concurrent private placement, and insider-led private placement, the Company believes that its stockholders’ equity is in excess of $2.5 million necessary to regain compliance with Nasdaq’s minimum stockholder’ equity requirement. On May 4, 2026, the Company received written notice from Nasdaq that based upon the Form 8-K dated April 28, 2026, the Staff has determined that the Company complies with Nasdaq listing Rule 5550(b)(1). However, if the Company fails to evidence compliance within its next periodic report that it may be subject to delisting. At that time, the Staff will provide written notification to the Company, which the Company may then appeal to a Nasdaq Hearings Panel.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2026, the Company received written notice from Nasdaq that based upon the Form 8-K dated April 28, 2026, the Staff has determined that the Company complies with Nasdaq listing Rule 5550(b)(1). However, if the Company fails to evidence compliance within its next periodic report that it may be subject to delisting. At that time, the Staff will provide written notification to the Company, which the Company may then appeal to a Nasdaq Hearings Panel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

AMESITE INC.

Date: May 18, 2026	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2026	By:	/s/ Sarah Berman
Sarah Berman
Principal Financial and Accounting Officer
(Principal Financial Officer)
(Principal Accounting Officer)