Form 10-K
period 2026-06-30
Amesite Inc.
filed 2026-09-23
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2025 was approximately $8,995,000, based on the closing price for the common stock on the Nasdaq Capital Market on December 31, 2025 of $1.89.

On September 23, 2026, there were 6,549,851 shares of common stock of the registrant, par value $0.0001 per share, issued and outstanding.

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

Amesite, Inc.’s suite of assets is collectively referred to as our “Site.” Our Site includes all of our products and services and all of the technology and business services that create them, in part or whole: a blend of software, hardware, content, and technology that includes everything from behind-the-scenes processes to the user interface, our website, data handling, communication, and advanced analytics. The NurseMagic™ website available at https://www.nursemagic.ai, and/or our mobile app available at https://app.nursemagic.ai. NurseMagic™ is a product owned and operated by Amesite, Inc. (“Amesite,” “we,” “our,” or “us”).

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

ITEM 1. BUSINESS

Overview

Amesite is a technology company focused on building and commercializing AI (artificial intelligence)-powered solutions for the enterprise and for professionals, with particular emphasis on the post-acute healthcare market. In fiscal 2026, we launched a census-based Enterprise tier with EMR (electronic medical records) compatibility, automated interdisciplinary team reporting, and configurable documentation; introduced the AI-native NurseMagic™ EMR capability; and secured our largest enterprise deployment to date, serving an approximately 2,700-patient census.

We operate through two product lines: NurseMagic™ and LynkMagic™. NurseMagic™ solutions include a B2B (business-to-business) enterprise application and a B2C (business-to-consumer) solution for individual healthcare professionals. LynkMagic™ provides enterprise AI solutions for healthcare and related organizations. Our products support documentation, workflow, compliance, oversight, and are designed to improve operational quality and efficiency.

Our B2C NurseMagic™ app connects directly with working nurses and caregivers, providing tools to reduce documentation time, simplify communication, and support daily workflow. Feedback and usage patterns from these users have been instrumental, allowing us to rapidly refine features and ensure our offerings are relevant to current industry demands.

Building on these real-world insights, our B2B NurseMagic™ solution serves healthcare businesses-including home health, skilled nursing, hospice, and non-clinical segments. Enterprises adopting NurseMagic™ see improvements in workflow efficiency, data security, and regulatory compliance, all foundational to driving sustainable business performance. Our offerings are engineered for fast, secure deployment and measurable value in demanding business environments.

We believe that we have a pathway to deliver AI solutions impactfully, quickly, and compliantly across this expansive, underserved segment. Adoption by both caregivers and enterprise partners demonstrates the relevance and commercial fit of our technology. Growth in contracted organizations and end users, alongside positive market feedback, provides further confidence in the direction we have chosen-even as we remain measured and pragmatic about future expansion. Significant risks remain for us in the space as we navigate customer, regulatory and user requirements, while continuing to strive to offer innovative solutions. We face substantial competition from existing players, who have already overcome these hurdles. Though we are committed to delivering innovation to a space that we believe is hungry for it, we will also have the additional work of convincing customers to choose our technology-driven approach.

Our Amesite Engage platform, our AI-powered application which provides solutions for professional, educational and individual needs, meanwhile, remains a performant solution for its user base, though we are not currently dedicating resources to its growth.

Overall, we believe that we have consistently endeavored to provide strong fiscal discipline, launching and scaling innovative products while managing costs and prioritizing efficient resource allocation. We believe this disciplined approach strengthens our potential to grow responsibly, and ultimately, profitably.

Our Sales and Marketing Motions

Amesite’s go-to-market strategies for NurseMagic™ and LynkMagic™ are distinctly structured for B2C and B2B audiences, leveraging our growing insights from both segments to build market share, drive recurring revenue, and establish the brand as a trusted, high-value solution for all individual nurses, and for businesses in post-acute care.

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

Our Technology and Pipeline

Amesite’s technology platform is purpose-built to rapidly deliver high-impact, compliant solutions across healthcare and corporate learning. We power our NurseMagic™, LynkMagic™ and Amesite Engage products from a coordinated infrastructure built for security, flexibility, and speed.

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

Agility is a central goal of our R&D (research and development) culture. Our team, benefiting from decades of collective experience in technology, endeavors to deliver continuous improvement against stringent, best-in-class metrics. We regularly launch new features and capabilities, often averaging in excess of five per week, prioritizing those that solve urgent user problems and are directly usable by our customers. All R&D resources are squarely dedicated to delivering tangible improvements in user experience and operational impact.

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

Our Intellectual Property

We have received fifteen U.S. patents (12 utility, 3 design), including one to cover the artificial intelligence platform, and others related to security, power consumption, blockchain, design and other technologies, including methods and systems related to learning systems and methods.

We endeavor to protect our source codes, methodologies, algorithms, and techniques directed to other aspects of our artificial intelligence learning platform using our trade secret rights. We have also registered our trademarks at the United States Patent and Trademark Office for AMESITE®, KEEP LEARNING®, and LEARNING COMMUNITY ENVIRONMENT®, as well as have pending trademark applications for NURSEMAGIC™ and LYNKMAGIC™. We have also secured domain names, including amesite.com, amesite.co, amesite.net, and others.

Competition

Our focus is on maximizing the impact and reach of NurseMagic™ and LynkMagic™ in healthcare and offering greater value than our competitors in the healthcare space. At the same time, we retain the expertise and capability to further develop Amesite Engage or other solutions as market opportunities arise or demand shifts. The healthcare software market is comprised of several distinct segments, each defined by the capabilities and focus of competing companies:

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

Niche Clinical Tools

Vendors in this category tailor solutions to specific care settings-such as home health or assisted living-delivering specialized, regulatory-ready features.

NurseMagic™ has been designed to be at the intersection of these segments, combining rapid deployment, practitioner-driven design, and robust compliance to meet evolving needs in post-acute care. We believe that our adoption rates and enterprise wins suggest our focus on real workflow impact, security, and regulatory alignment is resonating. Our continued success will depend on maintaining speed, responsiveness, and disciplined execution in an industry defined by complexity and rapid change.

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

Our solutions target diverse care settings-such as skilled nursing, assisted living, memory care, home health, and rehabilitation-and are therefore subject to a broad array of regulatory requirements. These include, but are not limited to, compliance with the Health Insurance Portability and Accountability Act (HIPAA), the HITECH Act, and relevant standards set by the Centers for Medicare & Medicaid Services (CMS). We also closely monitor evolving state regulations, such as those governing data privacy, breach notification, record retention, and specific clinical protocols.

In addition to laws directly governing healthcare delivery, our activities-including those involving direct-to-consumer offerings-are regulated by federal and state consumer protection, data privacy, and marketing laws. Oversight by bodies such as the Federal Trade Commission (FTC) and the U.S. Department of Health and Human Services (HHS) is rigorous, and includes scrutiny of data usage, patient or end-user consent, and representations made in our product marketing.

Amesite’s business is built on continuous monitoring of regulatory developments and proactive efforts to ensure all activities-whether relating to our current healthcare offerings or to further market expansions-are fully compliant with the latest requirements. We recognize that lapses in regulatory compliance by us or our clients have the potential to result in penalties, legal liability, or restrictions on operations. As such, we partner closely with our customers and advisors to safeguard ongoing compliance, prepare for regulatory changes, and support all necessary approvals for the use of our technology.

Sales and Marketing

In fiscal 2026, Amesite’s sales and marketing activities focused on increasing adoption of NurseMagic™ among individual healthcare professionals and enterprise customers, while supporting the introduction of LynkMagic™ enterprise solutions. We emphasized digital marketing, self-service onboarding, and clear product tiers to help users and organizations discover, evaluate, and adopt our solutions. We also continued to pursue enterprise opportunities in post-acute care and related healthcare segments, including specialized operational and analytics use cases addressed by LynkMagic™. We expect to continue refining our sales and marketing strategy and tactics as our products, customer base, and target markets evolve.

NurseMagic™ Offerings and Onboarding

NurseMagic™ is currently available in multiple subscription tiers to meet the broad spectrum of customer needs-from individual nurses and small care teams to large healthcare enterprises. Individual users and team leads can initiate a 7-day free trial via a simple, self-purchase process, with plans that scale based on team size and organizational requirements. For enterprises, we offer both standard and customized models, allowing for rapid and broad implementation.

Organizations access NurseMagic™ through a self-service onboarding process, allowing them to rapidly deploy the solution across their teams without the need for preliminary pilot programs. This model is designed to help healthcare businesses realize benefits such as reduced documentation burdens, greater staff efficiency, and enhanced patient care. Our flexible pricing and robust support, supported by internal estimates suggesting meaningful ROI primarily from time savings, make large-scale adoption possible.

Market Engagement and Brand Development

Our awareness and adoption efforts are rooted in targeted digital marketing, social media engagement, and partnerships with healthcare influencers. Amesite seeks to leverage a growing online community-now exceeding 48,000 followers-to build NurseMagic™’s reputation and credibility. We believe that user testimonials and advocacy from practitioners not only reinforce our brand but also accelerate word-of-mouth growth and drive further enterprise interest.

Board of Advisors

Dennis Bernard, Chairman of the Board of Advisors

Mr. Bernard is the founder and President of Bernard Financial Group and Bernard Financial Servicing Group (“BFG”). BFG is one of the largest commercial mortgage banking firm in Michigan, financing, on average, over $1.0 billion annually. Mr. Bernard has been involved with over 1,200 commercial real estate financial transactions totaling over $18.6 billion. Mr. Bernard specializes in both debt and equity placement with commercial lenders and institutional joint venture participants.

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

Human Capital Management

General Information About Our Human Capital Resources

As of June 30, 2026, we have 5 full-time employees and 1 consultant. We intend to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

Corporate Information

The Company was incorporated in November 2017 and is listed on the Nasdaq Capital Market under the trading symbol “AMST”.

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

Our corporate headquarters are located at 607 Shelby Street, Suite 700 PMB 214, Detroit, Michigan 48226, and our telephone number is (734) 876-8141. We maintain a website at www.amesite.com. The contents of, or information accessible through, our website is not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

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

Risks Related to Our Healthcare and AI Solutions Business

Compliance and Regulatory Risks

Our NurseMagic™ solution is designed for use across post-acute healthcare settings, including skilled nursing, assisted living, memory care, home health, and rehabilitation. The healthcare sector is highly regulated on both federal and state levels, particularly with respect to patient privacy, data security, and the integrity of AI-driven tools. Any failure-by us or our customers-to maintain compliance with applicable laws such as HIPAA, the HITECH Act, CMS rules, and emerging AI-focused regulations (including transparency, bias, and cybersecurity standards) could expose us to significant penalties, legal action, or restrictions on our business.

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

Enforcement of federal and state laws regarding privacy and security of patient information may adversely affect our business, financial condition or operations.

The use and disclosure of certain health care information by health care providers and their business associates have come under increasing public scrutiny. Recent federal standards under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish rules concerning how individually identifiable health information may be used, disclosed and protected. Historically, state law has governed confidentiality issues, and HIPAA preserves these laws to the extent they are more protective of a patient’s privacy or provide the patient with more access to his or her health information. As a result of the implementation of the HIPAA regulations, many states are considering revisions to their existing laws and regulations that may or may not be more stringent or burdensome than the federal HIPAA provisions. We must operate our NurseMagic™ platform and our broader business in a manner that complies with all applicable laws, both federal and state, and that does not jeopardize the ability of our customers to comply with all applicable laws. We believe that our operations are consistent with these legal standards. Nevertheless, these laws and regulations present risks for health care providers and their business associates that provide services to patients across multiple post-acute care settings and states. Because certain of these laws and regulations, including those specifically addressing AI-driven tools, algorithmic transparency, and bias in clinical decision support, are recent and few have been interpreted by government regulators or courts, our interpretations of these laws and regulations may be incorrect. If a challenge to our activities is successful, it could have an adverse effect on our operations, may require us to forego relationships with customers in certain states and may restrict the territory available to us to expand our business. In addition, even if our interpretations of HIPAA and other federal and state laws and regulations are correct, we could be held liable for unauthorized uses or disclosures of patient information generated or processed through NurseMagic™ as a result of inadequate systems and controls to protect this information or as a result of the theft of information by unauthorized computer programmers who penetrate our network security. Enforcement of these laws against us could have a material adverse effect on our business, financial condition and results of operations.

General Risks

There is substantial doubt about our ability to continue as a going concern.

We are in the early stages of developing our customer base and have not completed our efforts to establish a stabilized source of revenue sufficient to cover our costs over an extended period of time. For the years ended June 30, 2026 and 2025, we had net losses of approximately $3,096,000 and $3,617,000, respectively. The assessment of the Company’s ability to meet its future obligations is inherently judgmental, subjective and susceptible to change.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending June 30, 2026. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. Additionally, we are required to disclose changes made in our internal controls and procedures on a quarterly basis.

However, as long as we are a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). At such time this attestation will be required, our independent registered public accounting firm may issue a report that is adverse in the event the independent registered public accounting firm concludes that there is one or more material weaknesses in the effectiveness of our internal control over financial reporting. Our remediation efforts may not enable us to avoid a material weakness in the future. We may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

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

As a publicly traded company, we incur significant additional legal, accounting, and other expenses that we did not incur as a private company. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. The reporting requirements, rules, and regulations make some activities more time-consuming and costly. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of June 30, 2026, own approximately [37]% of our common stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation, or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests. For example, these stockholders could delay or prevent a change in control of us, even if such a change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company or our assets. The significant concentration of stock ownership may negatively impact the value of our Common Stock due to potential investors’ perception that conflicts of interest may exist or arise.

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

Shareholders

As of September 23, 2026, there were approximately 44 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not representative of the total number of beneficial owners of our stock.

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

None.

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

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the twelve months ended June 30, 2026 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our audited financial statements contained in this Annual Report on Form 10-K, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $3,095,838 for the twelve months ended June 30, 2026, and we incurred a net loss of $44,546,425 for the period from November 14, 2017 (date of incorporation) to June 30, 2026.

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

The Company’s revenue arrangements do not contain significant financing components. In addition, the Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Sales commissions are incurred and recorded on an ongoing basis over the term of the customer relationship. These costs are recorded in sales and marketing expenses.

Results of Operations

Revenue

We generated revenues of $364,777 for the year ended June 30, 2026 as compared to $110,459 for the year ended June 30, 2025. Revenue was primarily from B2B license fee revenues related to the NurseMagicTM app.

We have undertaken a strategic pivot aimed at growing our customer base while reducing risk and losses, resulting in a larger client base and a dramatic reduction in cash burn.

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

General and administrative expenses for the year ended June 30, 2026 were relatively consistent at $2,510,264 as compared to $2,477,888 for the year ended June 30, 2025.

Technology and Content Development

Technology and content development expenses consist primarily of personnel and personnel-related expenses and contracted services associated with the ongoing improvement and maintenance of our platform as well as hosting and licensing costs. Technology and content expenses also include the amortization of capitalized software costs.

Technology and content development expenses for the year ended June 30, 2026, were $613,578 as compared to $691,154 for the year ended June 30, 2025. The decrease of $77,576 is primarily due to savings in employee payroll.

Sales and Marketing

Sales and marketing expense consist primarily of activities to attract customers to our offerings. This includes personnel and personnel-related expenses, various search engine and social media costs as well as the cost of advertising.

Sales and marketing expenses for the year ended June 30, 2026 were $384,041 as compared to $545,030 for the year ended June 30, 2025. The decrease of $160,989 is primarily due to lower advertising costs and savings in employee payroll.

Interest Income

For the year ended June 30, 2026, interest income totaled $47,268 as compared to interest income of $77,396 for the year ended June 30, 2025 due to declining cash balances until the April 2026 registered direct offering and concurrent private placement.

Interest Expense

We incurred no interest expense for the fiscal years ended June 30, 2026 and 2025.

Impairment Expense

During the fiscal years ended June 30, 2026 and 2025, the Company recognized impairment losses of $0 and $90,869, respectively, related to capitalized software in the accompanying statement of operations. The impairment in fiscal 2025 was triggered by management’s decision to discontinue development of the higher ed/professional learning app due to a shift in strategic focus to the NurseMagic™ app.

Net Loss

Our net loss for the year ended June 30, 2026 was approximately $3,096,000 as compared to a net loss for the year ended June 30, 2025 of approximately $3,617,000. The loss was $521,248 lower during the year ended June 30, 2026 compared to 2025 primarily due to the significant savings in the areas discussed above.

Capital Expenditures

During the years ended June 30, 2026 and 2025, we had capital asset additions of $225,098 and $378,300, respectively, which were all comprised of capitalized technology and content development. There were no significant additions to property and equipment for the fiscal years ended June 30, 2026 and 2025. We will continue to capitalize significant software development costs, comprised primarily of internal payroll, payroll related and contractor costs, as we build out and complete our technology platforms.

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

On April 28, 2026, we closed on a registered direct offering of 696,866 shares of common stock at a purchase price of $1.435 per share, a concurrent private placement of pre-funded warrants to purchase 696,866 shares of common stock and common warrants to purchase an aggregate of 2,787,464 shares of common stock, and an insider-led private placement of 418,118 shares of common stock and common warrants to purchase an aggregate of 836,236 shares of common stock. The aggregate gross proceeds from the registered direct offering and private placement were approximately $2.0 million, and the aggregate gross proceeds from the insider-led private placement were approximately $600,000, in each case prior to deducting placement agent fees and other offering expenses.

As of June 30, 2026, our cash balance totaled $2,398,809, inclusive of $100,000 restricted cash.

The Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has had a history of net losses and negative cash flows from operating activities since inception and expects to continue to incur net losses and use cash in its operations in the foreseeable future.

Cash Flows

The following table summarizes our cash flows for the fiscal years ended June 30, 2026 and 2025:

	FY 2026	FY 2025
Net cash used in operating activities	$(2,146,717)	$(2,455,248)
Net cash provided by (used in) investing activities	$(230,819)	$(378,300)
Net cash provided by financing activities	$2,342,927	$3,095,950
Net increase (decrease) in cash	$(34,609)	$262,402

During the fiscal year ended June 30, 2026, net cash used in operating activities was approximately $2,147,000 consisting primarily of our net loss, adjusted for non-cash items, and driven principally by payroll and professional fees. Net cash used in investing activities was approximately $231,000 attributable to capitalized software development costs, which consist largely of payroll for internal development personnel. Net cash provided by financing activities was approximately $2,343,000 resulting from the April 2026 registered direct offering and concurrent private placement.

During the fiscal year ended June 30, 2025, net cash used in operating activities was approximately $2,455,000 driven principally by payroll and professional fees. Net cash used in investing activities was approximately $378,000 attributable to capitalized software development costs, consisting largely of payroll for internal development personnel. Net cash provided by financing activities was approximately $3,096,000 resulting principally from the January 2025 public offering.

Going Concern

The Company is developing its customer base and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its expenses. The Company has had a history of net losses and negative cash flows from operating activities since inception and expects to continue to incur net losses and use cash in its operations in the foreseeable future.

Based on management’s current forecast, management believes that it may not have sufficient cash and cash equivalents to maintain the Company’s planned operations for the next twelve months following the issuance of these financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amesite Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amesite Inc. (the “Company”) as of June 30, 2026 and 2025, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2026 and 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years ended June 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capitalization and Recoverability of Internal-Use Software Costs

As described in Notes 2 and 3, the Company capitalizes certain internal-use software development costs. We identified this as a critical audit matter because determining when a development project transitions between the stages specified in ASC 350-40, and determining the portion of internal payroll costs attributable to qualifying application development activities, require subjective management judgment. Management's assessment of whether impairment indicators were present also required judgment, particularly given the conditions that raise substantial doubt about the Company's ability to continue as a going concern and the Company's evolving product strategy.

Our procedures included evaluating the Company's capitalization policy for conformity with ASC 350-40; inquiring of personnel and inspecting documentation to evaluate management's stage determinations and the dates capitalization commenced and ceased; testing a sample of capitalized costs by agreeing amounts to payroll records, and time allocation support and assessing whether the underlying activities qualified for capitalization; recalculating amortization and assessing the continued appropriateness of the three-year useful life; and evaluating management's impairment indicator assessment, considering the Company's operating losses and liquidity position. We also tested the capitalized software roll forward and evaluated the adequacy of the related disclosures.

/s/ Novogradac & Company LLP

Novogradac & Company LLP

We have served as the Company’s auditor since 2025.

Plantation, Florida

September 23, 2026

Amesite Inc.

Balance Sheets

	June 30, 2026	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$2,298,809	$2,333,418
Accounts receivable, net of allowance for uncollectible accounts of $17,277 and $0 at June 30, 2026 and 2025, respectively	14,726	6,341
Prepaid expenses and other current assets	99,449	94,100
Total current assets	2,412,984	2,433,859

Noncurrent Assets
Restricted cash	100,000	100,000
Property and equipment, net of accumulated depreciation of $168,445 and $142,907 at June 30, 2026 and 2025, respectively	19,619	39,436
Capitalized software, net of accumulated amortization of $4,009,186 and $3,757,318 at June 30, 2026 and 2025, respectively	497,034	523,804
Total noncurrent assets	616,653	663,240

Total assets	$3,029,637	$3,097,099

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$50,493	$25,413
Accrued compensation	238,600	243,198
Deferred revenue	36,825	36,745
Other accrued liabilities	50,000	53,240
Total current liabilities	375,918	358,596

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,549,851 and 4,572,713 shares issued and outstanding at June 30, 2026 and 2025, respectively	655	458
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and 2025, respectively	-	-
Additional paid-in capital	47,199,489	44,188,632
Accumulated deficit	(44,546,425)	(41,450,587)
Total stockholders’ equity	2,653,719	2,738,503

Total liabilities and stockholders’ equity	$3,029,637	$3,097,099

See accompanying Notes to Financial Statements.

Amesite Inc.

Statements of Operations

	For the Years Ended
	June 30,
	2026	2025

Net Revenue	$364,777	$110,459

Operating Expenses
General and administrative expenses	2,510,264	2,477,888
Technology and content development	613,578	691,154
Sales and marketing	384,041	545,030
Total operating expenses	3,507,883	3,714,072

Loss from Operations	(3,143,106)	(3,603,613)

Other Income (Expense)
Interest income	47,268	77,396
Impairment expense	-	(90,869)
Total other income (expense), net	47,268	(13,473)

Net Loss	$(3,095,838)	$(3,617,086)

Earnings (Loss) per Share
Basic and diluted loss per share	$(0.63)	$(1.03)
Weighted average shares outstanding	4,937,520	3,525,672

See accompanying Notes to Financial Statements.

Amesite Inc.

Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2024	2,542,440	$255	$40,348,958	$(37,833,501)	$2,515,712
Net loss	-	-	-	(3,617,086)	(3,617,086)
Issuance of common stock for consulting services	250,000	25	654,975	-	655,000
Public offering common stock purchases, net of offering costs of $1,164,050	1,201,667	120	2,440,711	-	2,440,831
Warrants issued	-	-	95,984	-	95,984
Stock-based compensation, net of forfeitures	-	-	226,053	-	226,053
Restricted shares in exchange for accrued director compensation	578,606	58	421,951	-	422,009
Balance - June 30, 2025	4,572,713	458	44,188,632	(41,450,587)	2,738,503
Net loss	-	-	-	(3,095,838)	(3,095,838)
Stock-based compensation, net of forfeitures	-	-	268,127	-	268,127
Restricted shares in exchange for accrued director compensation	165,288	16	399,984	-	400,000
Issuance of common stock in Registered Direct offering, net of issuance costs	696,866	70	871,421	-	871,491
Issuance of pre-funded warrants, Series A-1 warrants, and Series A-2 warrants in concurrent private placement, net of issuance costs	-	-	870,740	-	870,740
Issuance of common stock, Series A-1 warrants, and Series A-2 warrants in insider-led private placement to related parties	418,118	42	599,957	-	599,999
Exercise of pre-funded warrants	696,866	69	628	-	697
Balance - June 30, 2026	6,549,851	$655	$47,199,489	$(44,546,425)	$2,653,719

See accompanying Notes to Financial Statements.

Amesite Inc.

Statements of Cash Flows

	June 30,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(3,095,838)	$(3,617,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277,406	433,803
Stock-based compensation expense	268,127	322,037
Allowance for doubtful accounts	17,277	-
Impairment of capitalized software	-	90,869
Forfeiture of accrued director compensation	-	(200,000)
Changes in operating assets and liabilities which used cash:
Accounts receivable	(25,662)	23,719
Prepaid expenses and other current assets	(5,349)	309,389
Accounts payable	25,080	(23,494)
Accrued compensation	395,402	209,813
Deferred revenue	80	36,745
Other accrued liabilities	(3,240)	(41,043)
Net cash and cash equivalents used in operating activities	(2,146,717)	(2,455,248)

Cash Flows from Investing Activities
Purchase of property and equipment	(5,721)	-
Investment in capitalized software	(225,098)	(378,300)
Net cash and cash equivalents used in investing activities	(230,819)	(378,300)

Cash Flows from Financing Activities
Proceeds from the sale of common stock	2,342,927	3,095,950
Net cash and cash equivalents provided by financing activities	2,342,927	3,095,950

Net increase (decrease) in cash, cash equivalents, and restricted cash	(34,609)	262,402
Cash, cash equivalents, and restricted cash - Beginning of year	2,433,418	2,171,016
Cash, cash equivalents, and restricted cash - End of year	$2,398,809	$2,433,418

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE BALANCE SHEET:
Cash and cash equivalents	$2,298,809	$2,333,418
Restricted cash, non-current	100,000	100,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	2,398,809	2,433,418

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Settle restricted stock units through common stock issuance to directors	$400,000	$399,975
Issuance of common stock for accrued director compensation	$-	$21,890
Issuance of common stock for public offering consulting expenses	$-	$655,000

See accompanying Notes to Financial Statements.

Amesite Inc.

Notes to Financial Statements

June 30, 2026 and 2025

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

On June 30, 2026, we had approximately $2,399,000 in cash, cash equivalents, and restricted cash. Our net loss incurred for the fiscal year ended June 30, 2026, was approximately $3,096,000 and our stockholders’ equity was approximately $2,654,000 on June 30, 2026.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The total amount of bank deposits (checking and savings accounts) that were insured by the FDIC at year end was $250,000. At June 30, 2026 and 2025, approximately $1,880,000 and $1,965,000 was in excess of federally insured limits; however, management does not anticipate any losses related to this credit risk.

As of June 30, 2026 the Company has a portion of its cash balance classified as “Restricted Cash” in the balance sheets to reflect amounts pledged as collateral for the Company’s credit card facility. As of June 30, 2026 and 2025, restricted cash totaled $100,000.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, do not bear interest, and are stated net of an allowance for credit losses. The Company estimates expected credit losses on its trade receivables in accordance with ASC 326, Financial Instruments — Credit Losses, based on historical loss experience, the aging and composition of the receivable balance, and current conditions. Receivables are written off when management determines the balance is uncollectible; subsequent recoveries are credited to the allowance in the period received.

The Company has elected the practical expedient under ASU 2025-05 to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of its current accounts receivable.

Activity in the allowance for credit losses was as follows:

	June 30,	June 30,
	2026	2025
Balance, beginning of year	$-	$-
Provision for expected credit losses	17,277	-
Write-offs	-	-
Recoveries	-	-
Balance, end of year	$17,277	$-

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At June 30, 2026 and 2025, the Company had prepaid expenses as follows:

	June 30,	June 30,
	2026	2025

Insurance	$62,745	$64,091
Other general and administrative	36,704	30,009
	$99,449	$94,100

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). Under this standard, revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s performance obligation is to provide on-demand information and documentation solutions to its customers by leveraging its proprietary technology on its hosted platform. The pricing for customer contracts is based on a fixed monthly fee.

The Company derives revenue from a hosted platform of tightly integrated technology and services. Customers provide a variety of services to their employees, paying customers, or students using the platform. Each contract represents a single performance obligation, satisfied over time as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs, consistent with ASC 606-10-25-27(a). Revenue is recognized over time using a time-elapsed (straight-line) output method, which faithfully depicts the transfer of the on-demand platform access to the customer given the consistent nature of the service provided throughout the contract term. Services are provided ratably over contract terms; accordingly, revenue is recognized ratably over the service period (generally one month).

The transaction price for each contract is the fixed monthly fee stated in the arrangement. As each contract represents a single performance obligation, no allocation of the transaction price among multiple performance obligations is necessary. The Company has no performance obligations satisfied at a point in time; all revenue is recognized over time as described above. The Company’s contracts do not provide for returns, refunds, or similar obligations.

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

The Company’s revenue arrangements do not contain significant financing components. In addition, the Company elected the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Sales commissions are incurred and recorded on an ongoing basis over the term of the customer relationship. These costs are recorded in sales and marketing expenses.

During the years ended June 30, 2026 and 2025, we recognized revenue from contracts with customers of $364,777 and $110,459, respectively.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of June 30, 2026 and 2025, the balance of deferred revenue was $36,825 and $36,745, respectively, all of which is expected to be realized in the next 12 months. The deferred revenue balance at June 30, 2025 was recognized in revenue during the fiscal year ended June 30, 2026.

The following table shows revenue from contracts with customers by customer type for the years ended June 30, 2026 and 2025, respectively.

	For the fiscal year ended June 30,
Customer Type	2026		2025
Individuals (B2C)	$67,104	18%	$27,001	24%
Business (B2B)	297,673	82%	83,458	76%
	$364,777	100%	$110,459	100%

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

Advertising and Promotion Costs

All advertising and promotion costs are charged to operating expenses as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $142,700 and $174,227 for the fiscal years ended June 30, 2026 and 2025, respectively.

401(k) Plan Contributions

The Company maintains a defined contribution 401(k) plan covering substantially all eligible employees. The Company matches employee contributions at 50% of eligible employee contributions, up to a maximum of 3% of eligible compensation. The Company recognized expense related to matching contributions of $30,562 and $34,532 for the years ended June 30, 2026 and 2025, respectively.

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss for the year by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding, adjusted for the effect of potentially dilutive securities, including outstanding stock options, stock warrants, restricted stock units, and deferred stock units. The dilutive effect of stock options, stock warrants, restricted stock units, and deferred stock units is determined using the treasury stock method.

For the years ended June 30, 2026 and 2025, all potentially dilutive securities have been excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive as a result of the Company’s net losses in those periods. As a result, basic and diluted net loss per share are the same for all periods presented.

The following table summarizes the potentially dilutive securities that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	June 30,	June 30,
	2026	2025
Stock options	570,692	296,816
Stock warrants	4,137,822	416,561
Restricted stock units	199,004	165,288
Deferred stock units	302,735	190,007
Total potential dilutive securities	5,210,253	1,068,672

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

Significant Concentrations and Risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and restricted cash. As of June 30, 2026 and 2025, all of the Company’s cash, cash equivalents, and restricted cash were deposited in financial institutions located in the United States, which management believes are of high credit quality.

During the fiscal years ended June 30, 2026 and 2025, one customer accounted for 12% and 41% of the Company’s revenues, respectively. At June 30, 2026 and 2025, one customer accounted for 36% and 0% of the Company’s net accounts receivable, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about an entity’s effective tax rate reconciliation and additional information about income taxes paid. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses and other segment items. The Company adopted these standards for the fiscal year ended June 30, 2026. The adoption of these standards affected the Company’s disclosures only and did not have a material impact on its financial position, results of operations, or cash flows.

Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the guidance in ASC 350-40 to better reflect current software development practices. The amendments remove all references to the prescriptive software development project stages and instead require an entity to begin capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function. The standard is effective for the Company for the fiscal year beginning July 1, 2028, including interim periods within that fiscal year, with early adoption permitted, and may be applied prospectively, retrospectively, or using a modified transition approach. Because the Company capitalizes costs incurred in the development of its internal-use SaaS software under ASC 350-40, the Company is evaluating the effect that adoption of ASU 2025-06 will have on its capitalization policies, financial statements, and related disclosures.

The Company has evaluated other recently issued accounting pronouncements and has determined that none of the other new or recently issued standards issued by the FASB are expected to have a material impact on its financial statements or related disclosures.

Note 3 - Property and Equipment and Capitalized Software

Property and equipment are summarized as follows:

	For the Years Ended June 30,
	2026	2025
Furniture and fixtures	$41,360	$41,360
Computer equipment	146,704	140,983
Total cost	188,064	182,343
Less accumulated depreciation	(168,445)	(142,907)
Property and equipment, net	$19,619	$39,436

Depreciation expense for the years ended June 30, 2026 and 2025 was $25,538 and $25,348 and is included in the line items “General and administrative expenses” in the accompanying statements of operations.

Capitalized software is summarized as follows:

	June 30,	June 30,
	2026	2025
Beginning capitalized software	$4,281,122	$3,993,691
Additions	225,098	378,300
Impairment	-	(90,869)
Ending capitalized software	4,506,220	4,281,122

Beginning accumulated amortization	3,757,318	3,348,863
Amortization expense	251,868	408,455
Ending accumulated amortization	4,009,186	3,757,318

Capitalized software, net	$497,034	$523,804

Amortization expense for the years ended June 30, 2026 and 2025 was $251,868 and $408,455, respectively, and included in the line item “Technology and content development” in the accompanying statements of operations.

During the fiscal year ended June 30, 2025, the Company recognized a $90,869 impairment loss related to capitalized software in the accompanying statement of operations. The impairment was triggered by management’s decision to discontinue development of the higher ed/professional learning app due to a shift in strategic focus to the NurseMagic™ app.

The carrying amount of the software prior to impairment was $162,000. The recoverability test was performed using the asset group’s estimated undiscounted future cash flows. Because the carrying amount exceeded the recoverable amount, the asset was written down to its fair value of approximately $72,000 determined using a discounted cash flow approach (Level 3 input under the fair value hierarchy).

Future Estimated Amortization:

FY2027	$287,047
FY2028	170,412
FY2029	39,575
Total	$497,034

Note 4 - Common Stock

The Company’s preferred stock has a $.0001 par value; 5,000,000 shares have been authorized; and no shares have been issued or are outstanding.

The Company’s common stock has a $.0001 par value; 100,000,000 shares have been authorized; and 6,549,851 and 4,572,713 shares are outstanding at June 30, 2026 and 2025, respectively.

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

On January 8, 2025, we closed on a public offering of our common stock (CMPO). The Company sold 1,201,667 shares at a purchase price of $3.00 per share for total gross proceeds of approximately $3.6 million. After deducting the underwriting discounts, commissions, and other offering costs, the Company received net proceeds of approximately $3.1 million. Direct offering costs deducted from equity totaled $1,164,050.

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

In April 2026, the Company completed concurrent registered and private placement offerings, issuing an aggregate of 1,114,984 shares of common stock, pre-funded warrants exercisable for 696,866 shares (exercise price $0.001; exercised in full during the fiscal year for aggregate proceeds of $697), Series A-1 warrants exercisable for 1,811,850 shares (exercise price $1.435; five-year term), Series A-2 warrants exercisable for 1,811,850 shares (exercise price $1.435; 18-month term), and placement agent warrants exercisable for 97,561 shares (exercise price $1.7938; five-year term). Aggregate gross proceeds were approximately $2.6 million, of which approximately $0.6 million was invested in a concurrent insider-led private placement by two members of the Company’s Board of Directors on the same economic terms as unaffiliated investors in the concurrent private placement (see Note 9, Related Party Transactions). The Series A-1 and Series A-2 warrants became exercisable upon stockholder approval obtained on July 13, 2026 (see Note 10, Subsequent Events); the pre-funded warrants and placement agent warrants have been exercisable since issuance. All outstanding warrants are classified as equity in accordance with ASC 480 and ASC 815-40. The material terms of the warrants are set forth in the warrant agreements filed as Exhibits 4.1 through 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2026, and are incorporated herein by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934.

Note 5 - Warrants

The following table summarizes the Company’s warrants outstanding as of June 30, 2026:

Warrant Class	Underlying Shares	Exercise Price	Expiration
Series A-1 Warrants	1,811,850	$1.435	07/13/2031
Series A-2 Warrants	1,811,850	$1.435	01/13/2028
Placement Agent (PA) Warrants	97,561	$1.7938	04/27/2031
CMPO Warrants	45,063	$3.75	01/07/2030
Prior existing warrants	371,498	Various	Various
Total outstanding	4,137,822

Warrant activity for the fiscal years ended June 30, 2026 and 2025 was as follows:

	Series A-1	Series A-2	Pre-Funded	PA	CMPO	Prior Existing	Total
Balance at June 30, 2024	-	-	-	-	-	371,498	371,498
Issued	-	-	-	-	45,063	-	45,063
Exercised	-	-	-	-	-	-	-
Balance at June 30, 2025	-	-	-	-	45,063	371,498	416,561
Issued	1,811,850	1,811,850	696,866	97,561	-	-	4,418,127
Exercised	-	-	(696,866)	-	-	-	(696,866)
Balance at June 30, 2026	1,811,850	1,811,850	-	97,561	45,063	371,498	4,137,822

The Series A-1, Series A-2, Pre-Funded, and Placement Agent Warrants were issued in the Company’s April 28, 2026 registered direct offering, concurrent private placement, and insider-led private placement (collectively, the “April 2026 Offerings”). See Note 4 (Common Stock), Note 9 (Related Party Transactions), and Note 10 (Subsequent Events).

The material terms of the Series A-1, Series A-2, and Placement Agent Warrants are set forth in the respective warrant agreements filed as Exhibits 4.2, 4.3, and 4.4 to the Company’s Form 8-K filed April 27, 2026, and are incorporated herein by reference pursuant to Rule 12b-23 under the Securities Exchange Act of 1934. Material features common to the Series A-1, Series A-2, and Placement Agent Warrants include: (i) a cashless exercise option available when no effective registration statement is available for the resale of the underlying shares; (ii) a customary Fundamental Transaction provision under which, upon certain merger, sale, or change-of-control events, holders may receive, at their election, cash equal to the Black-Scholes Value of the unexercised portion of the warrants (in Company-controlled transactions) or the same form and proportion of consideration paid to common stockholders (in non-Company-controlled transactions); and (iii) customary adjustments for stock splits, stock dividends, and similar structural events. The Series A-1 and Series A-2 Warrants issued to non-affiliate holders are subject to a 4.99% (waivable to 9.99% on 61 days’ notice) beneficial ownership limitation; warrants issued to the Participating Directors in the insider-led private placement are not subject to this limitation.

The Series A-1 and Series A-2 Warrants became exercisable upon stockholder approval, which was obtained at the annual meeting held on July 13, 2026 (see Note 10, Subsequent Events). The Placement Agent Warrants have been exercisable since issuance on April 28, 2026. The Pre-Funded Warrants were exercisable at any time from issuance and were exercised in full during the fiscal year ended June 30, 2026 for aggregate proceeds of $697. Following the resale registration statement’s effective date of May 28, 2026, all underlying shares are available for cash exercise.

The Company measured the fair values of the several classes of equity instruments issued with its April 2026 Offerings (Series A-1, Series A-2, Pre-Funded, and Placement Agent Warrants) for purposes of allocating the aggregate proceeds among those instruments. The common stock issued in the Registered Direct Offering and the pre-funded warrants issued in the concurrent institutional private placement were measured based on the Level 1 quoted market price of the Company’s common stock on the Nasdaq Capital Market at the measurement date. The common stock and warrants issued in the insider-led private placement were measured based on the observable transaction prices in the concurrent institutional offerings, which the Company determined to be Level 2 inputs under ASC 820-10-35-37. The Series A-1 and Series A-2 warrants issued in the institutional private placement and the placement agent warrants were measured using a Black-Scholes-Merton option pricing model incorporating Level 3 unobservable inputs, including expected volatility based on historical daily log returns of the Company’s common stock over lookback periods matching the respective warrant terms. All outstanding warrants are classified as equity in accordance with ASC 480 and ASC 815-40 and are not remeasured at fair value after initial recognition.

The CMPO warrants were issued in connection with the January 2025 public offering of our common stock (Note 4), where the Company agreed to issue the underwriters warrants to purchase a number of shares of common stock equal to five percent (5%) of the number of shares sold to the public at an at an exercise price equal to 125.0% of the offering price per share of common stock, or $3.75 per share. The fair value of the warrants issued was approximately $96,000 based on the following inputs and assumptions using the BSM: (i) expected stock price volatility of 108%; (ii) risk free rate of 3.65%; and (iii) expected life of the warrants of 5 years. The warrants were fully vested on the date of grant and are included in offering costs.

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

On July 13, 2026 (Note 10) and May 3, 2024, the board of directors of the Company approved amendments to the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) to increase the number of shares available for issuance under the 2018 Plan by 1,000,000 and 508,488 shares, respectively, and increase the number of shares that may be issued pursuant to the exercise of incentive stock options by 1,000,000 and 508,488 shares, respectively. The amendment to the 2018 Plan was approved by the Company’s stockholders at the Company’s special meeting on June 18, 2024. The amendments to the 2018 Plan are intended to ensure that the Company can continue to provide an incentive to employees, directors and consultants by enabling them to share in the Company’s future growth. All of the additional shares are available for grant as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or as nonqualified stock options, restricted stock awards, stock appreciation rights, or other kinds of equity-based compensation available under the 2018 Plan.

At June 30, 2026 and 2025 the Company had 12,187 and 371,568 shares of common stock available for granting under the 2018 Plan.

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

Options

The following table summarizes the assumptions used for estimating the fair value of the stock options granted for the fiscal year ended:

	June 30,	June 30,
	2026	2025
Expected term (years)	7	5
Risk-free interest rate	4.3%	4.1%
Expected volatility	123.6%	105.0%
Dividend yield	0%	0%

A summary of option activity for the years ended June 30, 2026 and 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2024	235,219	$22.05	5.5
Granted	124,850	3.05	10.0
Exercised	-	-	-
Forfeited/cancelled	(63,253)	18.98	1.4
Expired	-	-	-
Outstanding at June 30, 2025	296,816	$13.80	6.9

Granted	310,000	1.14	10.0
Exercised	-	-	-
Forfeited/cancelled	(36,124)	2.93	8.8
Expired	-	-	-
Outstanding at June 30, 2026	570,692	$7.61	7.8
Exercisable at June 30, 2026	192,332	$19.67	4.4

The weighted-average grant-date fair value of options granted during the year ended June 30, 2026 and 2025 were $1.04 and $2.57, respectively. The options contained time-based vesting conditions satisfied over one to ten years from the grant date.

For the years ended June 30, 2026 and 2025, the Company recognized $58,628 and $20,303, in expense related to the Plan, respectively.

As of June 30, 2026, there was approximately $498,000 of total unrecognized compensation cost for employees and non-employees related to nonvested options. These costs are expected to be recognized through June 2030.

Board of Directors: Deferred Stock Units and Restricted Stock Units

Effective in fiscal year 2022, the board instituted an annual cash retainer for directors in the amount of $48,000 per director with an additional retainer for the chair of our Compensation Committee and Audit Committee of $7,500 and $10,000, respectively. Directors can choose to receive deferred stock units in lieu of cash payments. For the fiscal year ended June 30, 2026, $209,500 in deferred stock units were awarded and $0 in cash compensation was paid. For the fiscal year ended June 30, 2025, $205,750 in deferred stock units were awarded and $27,750 in cash compensation was paid.

A summary of deferred stock units terminated/settled, as well as those that vested, during the fiscal years ended June 30, 2026 and 2025 is presented below:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, July 1, 2024	207,342	3.64
Issued	74,728	2.75
Terminated/Settled	(92,063)	2.89
Outstanding, June 30, 2025	190,007	2.84
Issued	112,728	1.86
Terminated/Settled	-	-
Outstanding, June 30, 2026	302,735	$2.47

Note: the weighted average remaining contractual term is not applicable since these do not vest until the director leaves service.

Effective in fiscal year 2022, the board instituted annual restricted stock units (RSU) for directors in the amount of $100,000 per director. These restricted stock units vest on their one year anniversary if the director served the entire year. During the fiscal year ended June 30, 2025, the Company issued the vested RSUs from 2022 and 2024. The calendar year 2023 RSUs were not formally granted so common stock was issued under similar terms to the directors in fiscal year ended June 30, 2025.

A summary of restricted stock units terminated, as well as those that vested, during the fiscal years ended June 30, 2026 and 2025 is presented below:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise Price	Term

Outstanding, July 1, 2024	307,500	$3.90	-
Issued	165,288	2.42	0.68
Terminated/Resigned	(73,260)	2.73	-
Settled	(234,240)	4.27	-
Outstanding, June 30, 2025	165,288	2.42	0.68
Issued	199,004	2.01	0.61
Terminated/Resigned	-	-	-
Settled	(165,288)	2.42	-
Outstanding, June 30, 2026	199,004	$2.01	0.61

On March 7, 2025, the Board of Directors authorized the issuance of common stock shares for the 2023 common stock grant to the non-employee directors in lieu of the RSUs (see above and Note 4). Additionally, the Board of Directors authorized the settlement of deferred stock units to two resigned directors (see Note 4).

The Company recognized $609,497 and $505,750 (net of $200,000 in forfeitures related to two resigned directors) as stock-based compensation expense for board members for the fiscal year ended June 30, 2026 and 2025, respectively.

Note 7 - Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The provision (benefit) for income taxes for the fiscal years ended June 30, 2026 and 2025 assumes a 21% effective tax rate for federal income taxes and a 6% effective tax rate for state income tax purposes.

For the year ended June 30, 2026 and prior periods since inception, the Company’s activities have not generated taxable income. A valuation allowance has been recorded on tax loss carryforwards and other deferred tax assets. Accordingly, the Company has not recognized any current or deferred income tax expense or benefit for the years ended June 30, 2026 and 2025.

A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

	For the fiscal year ended June 30,
	2026		2025
Income tax benefit at federal statutory rate	$(650,126)	21.0%	$(759,588)	21.0%
State and local income tax, net of federal benefit	24,642	-0.8%	(82,149)	2.3%
Tax credits	(58,000)	1.9%	(58,039)	1.6%
Changes in valuation allowance	671,304	-21.7%	887,373	-24.6%
Nontaxable or nondeductible items	12,180	-0.4%	12,403	-0.3%
Provision (benefit) for income taxes	$-	0.0%	$-	0.0%

Significant components of the Company’s deferred tax assets as of June 30, 2026 and 2025 are summarized below.

	2026	2025
Deferred tax assets:
Net operating loss carryforwards — federal	$6,584,592	$5,769,158
Net operating loss carryforwards — state	1,318,665	1,296,518
Capitalized research and development	36,498	46,171
Stock-based compensation	180,394	173,860
Accrued expenses	(8,385)	208,703
Research and development credit carryforward	116,040	58,039
Capitalized software	528,920	532,971
Gross deferred tax assets	8,756,724	8,085,420
Valuation allowance	(8,756,724)	(8,085,420)
Net deferred tax asset	$-	$-

At June 30, 2026, the Company had federal net operating loss carryforwards of approximately $31.4 million, of which approximately $17,000 will expire in 2037 and the balance may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income. The Company had state net operating loss carryforwards of approximately $22 million, which begin to expire in 2027.

Due to the Company’s limited operating history and operating losses since inception, a full valuation allowance has been recorded against the Company’s deferred tax assets. The valuation allowance increased by approximately $671,000 and $1,336,000 during the fiscal years ended June 30, 2026 and 2025, respectively. The Company does not have any uncertain tax positions. The net operating loss carryforwards may be subject to an annual limitation as a result of a change of ownership as defined under Internal Revenue Code Section 382.

Note 8 - Segment Information

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

Information about reported segment revenue, segment net income (loss), and significant segment expenses is shown as follows:

	For the fiscal year ended
	June 30,
	2026	2025

Net revenue	$364,777	$110,459
Less:
Advertising and marketing expenses	142,700	174,227
Depreciation and amortization, net of deferred costs	52,309	55,503
Other segment items (1)	196,637	473,178
Personnel-related expenses	1,664,296	1,823,715
Professional fees	682,703	591,918
Stock-based compensation expense	668,127	526,053
Technology and development expense	101,111	69,478
Impairment of capitalized software	-	90,869
Interest income	(47,268)	(77,396)
Segment net loss	$(3,095,838)	$(3,617,086)
Total net loss	$(3,095,838)	$(3,617,086)

(1)	Other segment items included in segment net loss are primarily business insurance and franchise taxes as well as general office expenses.

Note 9 - Related Party Transactions

Pursuant to the January 8, 2025 public offering (Note 4), our CEO and two members of the Board of Directors purchased an aggregate of 419,999 common stock shares at a price of $3.00 per share for total proceeds to the Company of $1,259,997.

During the fiscal years ended June 30, 2026 and 2025 the Board of Directors received stock-based compensation as discussed in Note 6. Additionally, one director received cash payments totaling $0 and $27,750 for the fiscal years ended June 30, 2026 and 2025, respectively.

In April 2026, two members of the Company’s Board of Directors participated in a private placement that closed concurrently with the Company’s registered direct offering and institutional private placement (see Note 4, Common Stock). Dr. Ann Marie Sastry, the Company’s Chairman and Chief Executive Officer, invested $250,000 in exchange for 174,216 shares of common stock, Series A-1 warrants to purchase 174,216 shares of common stock, and Series A-2 warrants to purchase 174,216 shares of common stock. Mr. George Parmer, a member of the Board of Directors, invested $350,000 in exchange for 243,902 shares of common stock, Series A-1 warrants to purchase 243,902 shares of common stock, and Series A-2 warrants to purchase 243,902 shares of common stock. Aggregate consideration was $600,000. Each director invested on the same economic terms as the unaffiliated investors in the concurrent private placement. No amounts were due to or from the directors related to these transactions as of June 30, 2026.

Note 10 - Subsequent Events

The Company has evaluated events and transactions that occurred subsequent to June 30, 2026 through September 23, 2026 for potential recognition or disclosure.

On July 13, 2026, at an annual meeting of stockholders, the Company obtained the stockholder approval necessary for the exercisability of the Series A-1 and Series A-2 warrants issued in April 2026 (see Note 4, Common Stock). As a result, the Series A-1 warrants became exercisable on July 13, 2026 and expire on July 13, 2031, and the Series A-2 warrants became exercisable on July 13, 2026 and expire on January 13, 2028.

Additionally, at the annual meeting on July 13, 2026, shareholders approved to increase the number of common stock shares available for issuance under the 2018 Plan by 1,000,000. On July 30, 2026 the Company filed Form S-8 for the purpose of registering the additional shares.

On July 17, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent, under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to the Maximum Amount specified in the ATM Agreement. Sales, if any, will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-282999) and a related prospectus supplement filed with the SEC on July 17, 2026. The Company will pay the agent a commission of 3.0% of the gross proceeds from any sales. The Company is not obligated to sell, and the agent is not obligated to purchase, any shares under the ATM Agreement. The Company intends to use any net proceeds for general corporate and working capital purposes.

No other material subsequent events have been identified that would require adjustments to or disclosures in the financial statements.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our CEO and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Our management, including our CEO and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the framework and criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our CEO and Principal Financial and Accounting Officer have evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. Based on this evaluation, they have concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the Company’s filing status as a smaller reporting company and a non-accelerated filer.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Rule 408 of Regulation S-K.

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

(b) Exhibits

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Exhibit	Date Filed
2.1*	Agreement and Plan of Merger and Reorganization, dated April 26, 2018, by and among Lola One Acquisition Corporation, Lola One Acquisition Sub, Inc., and Amesite Inc.		S-1/A	333-248001	2.1	9/4/2020
2.2	Form of Agreement and Plan of Merger and Reorganization, dated July 14, 2020, by and between Amesite Operating Company, a Delaware corporation, and Amesite Inc., a Delaware corporation		S-1/A	333-248001	2.2	9/4/2020
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-39553	3.1	11/16/2020
3.2	Bylaws of the Registrant, as amended		10-Q	001-39553	3.4	5/15/2025
3.3	Certificate of Designations of Series A Preferred Stock, dated January 13, 2023		8-K	001-39553	3.1	1/13/2023
3.4	Certificate of Amendment to Certificate of Incorporation of Amesite Inc. dated February 16, 2023		8-K	001-39553	3.1	2/21/2023
4.1	Form of Warrant		8-K	001-39553	4.1	9/1/2022
4.2	Form of Placement Agent Warrant		8-K	001-39553	4.2	9/1/2022
4.3	Description of Registrant’s Securities		10-K	001-39553	4.3	10/6/2023
4.4	Form of Common Stock Certificate		S-3	333-282999	4.1	11/5/2024
4.5	Form of Senior Debt Indenture, between the Company and one or more trustees to be names		S-3/A	333-282999	4.2	12/13/2024
4.6	Form of Subordinated Debt Indenture, between the Company and one or more trustees to be named		S-3/A	333-282999	4.3	12/13/2024
4.7	Form of Underwriters’ Warrant		8-K	001-39553	4.1	1/10/2025
4.8	Form of Pre-Funded Warrant		8-K	001-39553	4.1	4/28/2026
4.9	Form of Series A-1 Warrant		8-K	001-39553	4.2	4/28/2026
4.10	Form of Series A-2 Warrant		8-K	001-39553	4.3	4/28/2026
4.11	Form of Placement Agent Warrant		8-K	001-39553	4.4	4/28/2026
10.1+	2017 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization		S-1/A	333-248001	10.7	9/4/2020

10.2+	2018 Equity Incentive Plan and forms of award agreements thereunder, assumed in the Reorganization.		S-1/A	333-248001	10.8	9/4/2020
10.3+	First Amendment to Amesite Inc. 2018 Equity Incentive Plan		8-K	001-39553	10.1	2/21/2023
10.4+	Second Amendment to Amesite Inc. 2018 Equity Incentive Plan		S-8	333-284031	4.3	12/23/2024
10.5+	Amesite Inc. Deferred Fee Plan		10-K	001-39553	10.4	9/30/2024
10.6+	Berman CFO Agreement		8-K	001-39553	10.1	11/26/2024
10.7	Underwriting Agreement, dated January 7, 2025, by and between the Company and Laidlaw & Company (UK) Ltd., as representative of the several underwriters listed in Schedule I thereto		8-K	001-39553	1.1	1/10/2025
10.8	Form of RD Securities Purchase Agreement		8-K	001-39553	10.1	4/28/2026
10.9	Form of PIPE Securities Purchase Agreement		8-K	001-39553	10.2	4/28/2026
10.10	Form of Registration Rights Agreement		8-K	001-39553	10.3	4/28/2026
10.11+	Fourth Amendment to Amesite Inc. 2018 Equity Incentive Plan		8-K	001-39553	10.1	7/13/2026
10.12	At The Market Offering Agreement dated July 17, 2026 between Amesite Inc. and H.C. Wainwright & Co., LLC		8-K	001-39553	10.1	7/20/2026
16.1	Letter from Turner, Stone & Company, L.L.P. dated June 24, 2025		8-K	001-39553	16.1	6/26/2025
19.1	Amesite Inc. Insider Trading Compliance Program		10-K	001-39553	19.1	9/30/2024
23.1	Consent of Novogradac & Company LLP	X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.1†	Section 1350 Certification of Chief Executive Officer
32.2†	Section 1350 Certification of Chief Financial Officer
97.1+	Amesite Inc. Clawback Policy		10-K	001-39553	97.1	9/30/2024
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

†	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMESITE INC.

Date: September 23, 2026	By:	/s/ Ann Marie Sastry
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

Signature	Title	Date

/s/ Ann Marie Sastry, Ph.D.	Chief Executive Officer, President and Chairman of the Board	September 23, 2026
Ann Marie Sastry, Ph.D.	(Principal Executive Officer)

/s/ Sarah Berman	Principal Financial and Accounting Officer	September 23, 2026
Sarah Berman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Barbie Brewer	Director	September 23, 2026
Barbie Brewer

/s/ Michael Losh	Director	September 23, 2026
Michael Losh

/s/ Gilbert S. Omenn, M.D., Ph.D.	Director	September 23, 2026
Gilbert S. Omenn, M.D., Ph.D.

/s/ George Parmer	Director	September 23, 2026
George Parmer