Form 10-Q
period 2026-09-30
Amesite Inc.
filed 2026-11-13
CIK 1807166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

There were 6,549,851 shares of the registrant’s common stock issued and outstanding as of November 13, 2026.

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

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended June 30, 2026, filed with the Securities and Exchange Commission (“SEC”) on September 23, 2026.

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

-iii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Amesite Inc.

Condensed Financial Statements

September 30, 2026

Amesite Inc.

Amesite Inc.

Condensed Balance Sheets

	September 30, 2026	June 30, 2026
Assets	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,704,573	$2,298,809
Accounts receivable, net of allowance for credit losses of $21,281 and $17,277, respectively	14,172	14,726
Prepaid expenses and other current assets	126,512	99,449
Total current assets	1,845,257	2,412,984

Noncurrent Assets
Restricted cash	100,000	100,000
Property and equipment, net of accumulated depreciation of $175,068 and $168,445, respectively	12,996	19,619
Capitalized software, net of accumulated amortization of $4,082,047 and $4,009,186, respectively	480,973	497,034
Total noncurrent assets	593,969	616,653

Total assets	$2,439,226	$3,029,637

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$58,098	$50,493
Accrued compensation	370,769	238,600
Deferred revenue	24,675	36,825
Other accrued liabilities	18,778	50,000
Total current liabilities	472,320	375,918

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,549,851 shares issued and outstanding	655	655
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	47,287,071	47,199,489
Accumulated deficit	(45,320,820)	(44,546,425)
Total stockholders’ equity	1,966,906	2,653,719

Total liabilities and stockholders’ equity	$2,439,226	$3,029,637

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended
	September 30,
	2026	2025

Net Revenue	$70,223	$94,296

Operating Expenses
General and administrative expenses	590,671	547,060
Technology and content development	188,134	102,888
Sales and marketing	81,794	106,472
Total operating expenses	860,599	756,420

Loss from Operations	(790,376)	(662,124)

Other Income (Expense)
Interest income	15,981	19,858
Total other income	15,980	19,858

Net Loss	$(774,395)	$(642,266)

Earnings (Loss) per Share
Basic and diluted loss per share	$(0.12)	$(0.14)
Weighted average shares outstanding	6,549,851	4,572,713

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Stockholders’ Equity (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2026	6,549,851	$655	$47,199,489	$(44,546,425)	$2,653,719
Net loss	-	-	-	(774,395)	(774,395)
Stock-based compensation	-	-	87,582	-	87,582
Balance - September 30, 2026	6,549,851	$655	$47,287,071	$(45,320,820)	$1,966,906

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - July 1, 2025	4,572,713	$458	$44,188,632	$(41,450,587)	$2,738,503
Net loss	-	-	-	(642,266)	(642,266)
Stock-based compensation	-	-	72,252	-	72,252
Balance - September 30, 2025	4,572,713	$458	$44,260,884	$(42,092,853)	$2,168,489

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(774,395)	$(642,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,484	60,440
Stock-based compensation expense	87,582	72,252
Provision for credit losses	4,004	-

Changes in operating assets and liabilities which used cash:
Accounts receivable	(3,450)	(4,003)
Prepaid expenses	43,844	28,771
Accounts payable	7,605	(6,051)
Accrued compensation	132,169	133,858
Deferred revenue	(12,150)	(12,090)
Other accrued liabilities	(31,222)	(46,676)
Net cash and cash equivalents used in operating activities	(466,529)	(415,765)

Cash Flows from Investing Activities
Investment in capitalized software	(56,800)	(87,600)
Net cash and cash equivalents used in investing activities	(56,800)	(87,600)

Cash Flows from Financing Activities
Deferred financing costs	(70,907)	-
Net cash and cash equivalents used in financing activities	(70,907)	-

Net increase (decrease) in cash, cash equivalents, and restricted cash	(594,236)	(503,365)
Cash, cash equivalents, and restricted cash - Beginning of period	2,398,809	2,433,418
Cash, cash equivalents, and restricted cash - End of period	$1,804,573	$1,930,053

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH TO THE BALANCE SHEETS:
Cash and cash equivalents	$1,704,573	$1,830,053
Restricted cash, non-current	$100,000	$100,000
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,804,573	$1,930,053

See accompanying Notes to Condensed Financial Statements.

Amesite Inc.

Notes to Condensed Financial Statements (unaudited)

September 30, 2026 and 2025

Note 1 - Nature of Business

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

In the opinion of management, the condensed financial statements of the Company as of September 30, 2026 and for the three months ended September 30, 2026 and 2025 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed in or omitted from this report pursuant to the rules and regulations of the SEC. These condensed financial statements should be read together with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

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

The Company has considered both quantitative and qualitative factors that are known or reasonably known as of the date these condensed financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern. In response to the conditions, management plans include generating cash by completing financing transactions, which may include offerings of common stock. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. There is no assurance that the Company will be successful in implementing their plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. In addition, stockholders’ equity of $1,966,906 at September 30, 2026 is below Nasdaq’s $2,500,000 continued listing requirement, and a delisting could impair the Company’s ability to raise capital. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash balances at financial institutions, which at times may exceed federally insured limits. At September 30, 2026 and June 30, 2026, approximately $1,215,000 and $1,880,000, respectively, was in excess of federally insured limits (FDIC limit of $250,000 per depositor, per institution). Management does not anticipate any losses related to this credit risk.

“Restricted Cash” in the balance sheets reflects amounts pledged as collateral for the Company’s credit card facility. As of September 30, 2026 and June 30, 2026, restricted cash totaled $100,000.

Accounts Receivable

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

Activity in the allowance for credit losses was as follows:

	For the three months ended September 30,
	2026	2025
Balance, beginning of year	$17,277	$-
Provision for expected credit losses	4,004	-
Write-offs	-	-
Recoveries	-	-
Balance, end of period	$21,281	$-

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. At September 30, 2026 and June 30, 2026, the Company’s prepaid expenses consisted of the following.

	September 30,	June 30,
	2026	2026

Insurance	$23,207	$62,745
Deferred offering costs (Note 3)	70,907	-
Other general and administrative	32,398	36,704
	$126,512	$99,449

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

	September 30,	June 30,
	2026	2026
Beginning capitalized software	$4,506,220	$4,281,122
Additions	56,800	225,098
Ending capitalized software	4,563,020	4,506,220

Beginning accumulated amortization	4,009,186	3,757,318
Amortization expense	72,861	251,868
Ending accumulated amortization	4,082,047	4,009,186

Capitalized software - net	$480,973	$497,034

Amortization expense is included as part of “Technology and content development” in the Statements of Operations. Future estimated amortization is as follows:

12 Months Ended
September 30, 2027	$289,321
September 30, 2028	151,902
September 30, 2029	39,750
Total	$480,973

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606). There have been no material changes to the Company’s revenue recognition policies from those disclosed in Note 2, Significant Accounting Policies, to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

As of September 30, 2026 and June 30, 2026, the balance of deferred revenue was $24,675 and $36,825, respectively, all of which is expected to be realized within 12 months.

The following table shows revenue from contracts with customers by customer type for the three months ended September 30, 2026 and 2025, respectively.

	For the Three Months Ended
	September 30,
Customer Type	2026		2025
Individuals (B2C)	$7,612	11%	$24,052	26%
Business (B2B)	62,611	89%	70,244	74%
	$70,223		$94,296

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Earnings (Loss) per Share

For the three months ended September 30, 2026 and 2025, all potentially dilutive securities have been excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive as a result of the Company’s net losses in those periods. As a result, basic and diluted net loss per share are the same for all periods presented.

The following table summarizes the potentially dilutive securities that were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive:

	September 30,
	2026	2025
Stock options	566,942	290,691
Stock warrants	4,137,822	416,561
Restricted stock units	199,004	165,288
Deferred stock units	355,639	207,179
Total potential dilutive securities	5,259,407	1,079,719

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

Significant Concentrations and Risks

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and restricted cash. As of September 30, 2026 and June 30, 2026, all of the Company’s cash, cash equivalents, and restricted cash were deposited in financial institutions located in the United States, which management believes are of high credit quality.

During the three months ended September 30, 2026 and 2025, one customer accounted for 16% and 12% of the Company’s revenues, respectively. At September 30, 2026, one customer accounted for 44% of the Company’s net accounts receivable.

Recently Issued Accounting Standards

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes the references to software development project stages and requires capitalization to begin when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will perform its intended function. The standard is effective for the Company for the fiscal year beginning July 1, 2028, including interim periods, with early adoption permitted. The Company is evaluating the effect of ASU 2025-06 on its capitalization policies, financial statements, and related disclosures.

The Company has evaluated other recently issued accounting pronouncements and has determined that none of the other new or recently issued standards issued by the FASB are expected to have a material impact on its financial statements or related disclosures.

Note 3 – Common Stock

The Company’s preferred stock has a $.0001 par value; 5,000,000 shares have been authorized; and no shares have been issued or are outstanding.

The Company’s common stock has a $.0001 par value; 100,000,000 shares have been authorized; and 6,549,851 shares are outstanding at September 30, 2026 and June 30, 2026, respectively.

On July 17, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as agent, under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to the Maximum Amount specified in the ATM Agreement. Sales, if any, will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-282999) and a related prospectus supplement filed with the SEC on July 17, 2026. The Company will pay the agent a commission of 3.0% of the gross proceeds from any sales. The Company is not obligated to sell, and the agent is not obligated to purchase, any shares under the ATM Agreement. The Company intends to use any net proceeds for general corporate and working capital purposes. Deferred offering costs related to the ATM agreement totaling $70,907 are included in “Prepaid expenses and other current assets” in the accompanying condensed balance sheet at September 30, 2026.

Note 4 – Warrants

The following table summarizes the Company’s warrants outstanding as of September 30, 2026 and June 30, 2026:

Warrant Class	Underlying Shares	Exercise Price	Expiration
Series A-1 Warrants	1,811,850	$1.435	07/13/2031
Series A-2 Warrants	1,811,850	$1.435	01/13/2028
Placement Agent (PA) Warrants	97,561	$1.7938	04/27/2031
CMPO Warrants	45,063	$3.75	01/07/2030
Prior existing warrants	371,498	Various	Various
Total outstanding	4,137,822

There was no warrant activity during the fiscal quarter ended September 30, 2026. During the three months ended September 30, 2025, 12,500 warrants expired.

Note 5 – Stock-Based Compensation

The Company’s Equity Incentive Plan (the “Plan”) permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and deferred stock units to officers, employees, directors, consultants, agents, and independent contractors of the Company. The Company believes that such awards align the interests of its employees, directors, and consultants with those of its stockholders. At the annual meeting of stockholders on July 13, 2026, shareholders approved to increase the number of common stock shares available for issuance under the Plan by 1,000,000.

Options

No options were granted for the three months ended September 30, 2026 or 2025. As of September 30, 2026, there were approximately $463,000 of total unrecognized compensation costs for employees and non-employees related to nonvested options. These costs are expected to be recognized through June 2030.

A summary of options terminated, as well as those that vested, during the three months ended September 30, 2026 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2026	570,692	$7.61	7.8
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	(3,750)	36.79	4.5
Expired	-	-	-
Outstanding at September 30, 2026	566,942	$7.42	7.7
Exercisable at September 30, 2026	194,441	$18.84	4.2

A summary of options terminated, as well as those that vested, during the three months ended September 30, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2025	296,816	$13.80	6.9
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	(6,125)	2.32	7.4
Expired	-	-	-
Outstanding at September 30, 2025	290,691	$14.04	6.4
Exercisable at September 30, 2025	166,352	$22.26	4.4

A summary of exercisable options terminated, as well as those that vested, during the three months ended September 30, 2026 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2026	192,332	$19.67	4.4
Terminated	(3,750)	(36.79)	(4.5)
Additional vesting	5,859	3.05	8.6
Outstanding and vested at September 30, 2026	194,441	$18.84	4.2

A summary of exercisable options terminated, as well as those that vested, during the three months ended September 30, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2025	173,067	$21.08	4.9
Terminated	(6,125)	(2.32)	(7.4)
Additional vesting	-	-	-
Outstanding and vested at September 30, 2025	166,352	$22.26	4.4

Board of Directors: Deferred Stock Units and Restricted Stock Units

For the three months ended September 30, 2026 and 2025, $52,375 in deferred stock units were awarded and no cash compensation was paid.

A summary of deferred stock units terminated/settled, as well as those that vested, during the three months ended September 30, 2026 and 2025 is presented below:

		Weighted Average
	Number of	Exercise
	Shares	Price

Outstanding July 1, 2026	302,735	$2.47
Issued	52,904	.99
Terminated/Settled	-	-
Outstanding September 30, 2026	355,639	$2.25

Outstanding July 1, 2025	190,007	$2.84
Issued	17,172	3.05
Terminated/Settled	-	-
Outstanding September 30, 2025	207,179	$2.86

Note: the weighted average remaining contractual term is not applicable since these do not vest until the director leaves service.

As of September 30, 2026, the Company has 989,283 shares of common stock available for granting under the Plan.

On September 29, 2021, the Board instituted annual restricted stock units (RSU) for directors in the amount of $100,000 per director. These restricted stock units vest on their one year anniversary if the director served the entire year.

A summary of restricted stock units terminated, as well as those that vested, during the three months ended September 30, 2026 and 2025 is presented below:

		Weighted Average	Weighted
	Number of	Exercise	Average
	Shares	Price	Term (Yrs)

Outstanding, July 1, 2026	199,004	$2.01	.61
Issued	-	-	-
Settled	-	-	-
Outstanding, September 30, 2026	199,004	$2.01	.35

Outstanding, July 1, 2025	165,288	$2.42	.68
Issued	-	-	-
Settled	-	-	-
Outstanding, September 30, 2025	165,288	$2.42	.43

Note 6 - Income Taxes

The Company accounts for income taxes under ASC 740-10. For the three months ended September 30, 2026 and prior periods since inception, the Company’s activities have not generated taxable income, and the Company has not recognized any current or deferred income tax expense or benefit. A full valuation allowance has been recorded against the Company’s deferred tax assets. The Company’s estimated annual effective tax rate is zero, and the difference from the combined statutory rate is due to the change in the valuation allowance. The valuation allowance increased by approximately $191,000 during the three months ended September 30, 2026. At June 30, 2026, the Company had federal net operating loss carryforwards of approximately $31.4 million and state net operating loss carryforwards of approximately $22 million; there have been no material changes to these amounts or to the Company’s uncertain tax positions (none) during the quarter.

Note 7 - Segment Information

Information about reported segment revenue, segment net income (loss), and significant segment expenses is shown as follows:

	For the Three Months Ended
	September 30,
	2026	2025

Net revenue	$70,223	$94,296
Less:
Advertising and marketing expenses	27,991	46,466
Depreciation and amortization, net of deferred costs	22,684	(27,160)
Other segment items (1)	56,539	55,679
Personnel-related expenses	354,259	410,900
Professional fees	161,194	82,160
Stock-based compensation expense (2)	187,582	172,252
Technology and development expense	50,350	16,123
Interest income	(15,981)	(19,858)
Segment net loss	$(774,395)	$(642,266)
Total net loss	$(774,395)	$(642,266)

(1)	Other segment items included in segment net income (loss) are primarily business insurance and franchise taxes as well as general office expenses.
(2)	Stock-based compensation expense includes $100,000 expense related to restricted stock units vesting for the respective quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended June 30, 2026 included in our Annual Report on Form 10-K filed with the SEC on September 23, 2026. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the three months ended September 30, 2026 and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q, which we have prepared in accordance with United States generally accepted accounting principles, or GAAP, and the requirements of the SEC. You should read the discussion and analysis together with such financial statements and the related notes thereto.

We are not currently profitable, and we cannot provide any assurance that we will ever be profitable. We incurred a net loss of $774,395 for the three months ended September 30, 2026, and we incurred a net loss of $45.3 million for the period from November 14, 2017 (date of incorporation) to September 30, 2026. Our condensed financial statements have been prepared assuming we will continue as a going concern, and substantial doubt exists about our ability to do so. See “Going Concern” below and Note 2.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes to the critical accounting policies and significant judgments and estimates described in our Annual Report on Form 10-K for the year ended June 30, 2026. During the three months ended September 30, 2026, we capitalized $56,800 of internal-use software costs and recognized $72,861 of amortization; no impairment was recognized.

Results of Operations

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Net revenue	$70,223	$94,296	$(24,073)	(25.5)%
General and administrative	590,671	547,060	43,611	8.0%
Technology and content development	188,134	102,888	85,246	82.9%
Sales and marketing	81,794	106,472	(24,678)	(23.2)%
Total operating expenses	860,599	756,420	104,179	13.8%
Loss from operations	(790,376)	(662,124)	(128,252)	(19.4)%
Interest income	15,981	19,858	(3,878)	(19.5)%
Net loss	$(774,395)	$(642,266)	$(132,129)	(20.6)%

Revenue

Revenue was $70,223 compared to $94,296 during the three months ended September 30, 2026 and 2025, respectively, a decrease of $24,073 (25.5%). The decrease was primarily due to B2C revenue, which was $7,612 compared to $24,052, a decrease of $16,440 (68.4%), resulting from a reduction in subscription pricing effective February 2026. B2B revenue was $62,611 for the three months ended September 30, 2026 compared to $70,244, a decrease of $7,633 (10.9%).

General and Administrative

Expenses were $590,671 compared to $547,060 during the three months ended September 30, 2026 and 2025, respectively, an increase of $43,611 (8.0%), primarily due to professional fees. Stock-based compensation was $87,582 compared to $72,252.

Technology and Content Development

Expenses were $188,134 compared to $102,888 during the three months ended September 30, 2026 and 2025, respectively, an increase of $85,246 (82.9%). The increase was primarily due to higher fees paid to third-party artificial intelligence (AI) model providers and related hosting costs. Amortization of capitalized software was $72,861 compared to $54,103. Capitalized software additions, which consist of internal engineering payroll, were $56,800 compared to $87,600 during the three months ended September 30, 2026 and 2025, respectively.

Sales and Marketing

Expenses were $81,794 compared to $106,472 during the three months ended September 30, 2026 and 2025, respectively, a decrease of $24,678 (23.2%), primarily due to lower personnel costs following the departure of our Vice President of Sales in May 2026. Advertising expense was $27,991 compared to $46,466 during the three months ended September 30, 2026 and 2025, respectively.

Interest Income

Interest income was $15,981 compared to $19,858 during the three months ended September 30, 2026 and 2025, respectively, due to lower interest rates.

Interest Expense and Impairment Expense

We incurred no interest expense or impairment expense in either period.

Net Loss

The net loss was $774,395, or $0.12 per share, compared to $642,266, or $0.14 per share, during the three months ended September 30, 2026 and 2025, respectively.

Capital Expenditures

Capital asset additions were $56,800 compared to $87,600 during the three months ended September 30, 2026 and 2025, respectively, all of which were capitalized software development costs. There were no significant additions to property and equipment.

Financial Position, Liquidity, and Capital Resources

Overview

At September 30, 2026, cash and cash equivalents were $1,704,573 and restricted cash was $100,000, compared to $2,298,809 and $100,000 at June 30, 2026. Restricted cash is pledged as collateral for our credit card facility.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Net cash used in operating activities	$(537,436)	$(415,765)	$(121,671)	(29.3)%
Net cash used in investing activities	(56,800)	(87,600)	30,800	35.2%
Net cash provided by financing activities	-	-	-	-
Net decrease in cash, cash equivalents, and restricted cash	$(594,236)	$(503,365)	$(90,871)	(18.1)%

Operating cash use increased $121,671 (29.3%) for the three months ended September 30, 2026 compared to the respective prior year quarter, reflecting the $132,129 higher net loss. Investing activities consisted entirely of capitalized software development costs. We had no financing activity in the quarter.

Sources of Liquidity

ATM. On July 17, 2026, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC under our effective Form S-3 (File No. 333-282999), with a 3.0% commission. We made no sales during the quarter or subsequently. Capacity is limited by the baby-shelf rule (one-third of public float in any twelve-month period) and by market conditions.

Warrants

The Series A-1 and A-2 warrants have been exercisable since July 13, 2026, each for 1,811,850 shares at $1.435 per share. Full cash exercise of both would provide about $5.2 million. No warrants were exercised in the quarter or subsequently. Exercise is at the holders’ discretion and depends on our stock price.

Material Cash Requirements

We have no debt and no lease obligations; we operate remotely. Our cash requirements are primarily payroll, professional fees, capitalized software development, and public company costs. Based on our current forecast, we do not expect our cash and cash equivalents to be sufficient to fund our planned operations for the next twelve months. See “Going Concern” below.

Nasdaq Compliance

On October 28, 2025, Nasdaq notified us that we did not comply with Listing Rule 5550(b)(1), which requires stockholders’ equity of at least $2,500,000, and that we did not meet either alternative standard (market value of listed securities of $35 million or net income from continuing operations of $500,000). Following our April 28, 2026 offerings, Nasdaq notified us on May 4, 2026 that we had regained compliance, and advised that failure to evidence compliance in our next periodic report may subject us to a delisting determination, which we may appeal to a Nasdaq Hearings Panel.

At September 30, 2026, our stockholders’ equity was $1,966,906, below the minimum, and we continue not to meet either alternative standard. As of the date of this report, we have not received a notice from Nasdaq regarding this deficiency. There can be no assurance that we will regain compliance or that our common stock will remain listed on Nasdaq.

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

The Company has considered both quantitative and qualitative factors that are known or reasonably known as of the date of these condensed financial statements are issued and concluded that there are conditions present in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern. In response to the conditions, management plans include generating cash by completing financing transactions, which may include offerings of common stock. However, these plans are subject to market conditions, and are not within the Company’s control, and therefore, cannot be deemed probable. There is no assurance that the Company will be successful in implementing their plans. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. In addition, stockholders’ equity of $1,966,906 at September 30, 2026 is below Nasdaq’s $2,500,000 continued listing requirement, and a delisting could impair the Company’s ability to raise capital. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Certificate of Incorporation of the Registrant	10-Q	001-39553	3.1	November 16, 2020

3.2	Certificate of Amendment to Certificate of Incorporation of Amesite Inc. dated February 16, 2023	8-K	001-39553	3.1	2/21/2023

3.3	Bylaws of the Registrant, as amended	10-Q	001-39553	3.4	May 15, 2025

10.1	At The Market Offering Agreement dated July 17, 2026 between Amesite Inc. and H.C. Wainwright & Co., LLC	8-K	001-39553	10.1	July 20, 2026

31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial and Accounting Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

*	This certification is deemed furnished, not filed, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), and is not otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMESITE INC.

Date: November 13, 2026	By:	/s/ Ann Marie Sastry
Ann Marie Sastry, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Sarah Berman
Sarah Berman
Principal Financial and Accounting Officer
(Principal Financial Officer)
(Principal Accounting Officer)